Form 10-Q
period 1995-09-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1995-11-15
CIK 832310

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-
------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                       September 30, 1995
                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number
                             0-17718
                             -------
        RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


          Wisconsin                                 39-1546907
     ------------------                      -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
    Waukesha, Wisconsin                            53186
   --------------------                 -------------------------
   (Address of principal                        (Zip Code)
     executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   --------------
     Securities registered pursuant to Section 12(b) of the Act:
                                 None
                                 ----
     Securities registered pursuant to Section 12(g) of the Act:
                  LIMITED PARTNERSHIP INTERESTS
                  -----------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes     X                                  No
           ---------                                 ---------




                   RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP
                           FORM 10-Q

                        TABLE OF CONTENTS

                                                            PAGES
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures































                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                    UNAUDITED       AUDITED
                                     SEPT 30,     DECEMBER 31,
         ASSETS                        1995           1994
-------------------------           ---------     -----------
Cash                                 $206,243       $171,656

Rents Receivable                        8,067          9,372

Investment in Joint Venture           430,809        435,033

Other Assets                            1,304          1,026

Investment Properties, Net of
Accumulated Depreciation of
$1,343,761 in 1995 and $1,153,696
in 1994                            $6,690,280     $6,738,483

Deferred Charges                        3,827         10,921
                                   ----------     ----------
TOTAL ASSETS                       $7,340,530     $7,366,491
                                   ==========     ==========
LIABILITIES AND PARTNER CAPITAL
-------------------------------

Accounts Payable                       39,129         14,865

Accrued Liabilities                   144,792        186,528

Security Deposits                      91,160         85,980

Mortgage Payable                      120,707              0
                                   ----------     ----------
TOTAL LIABILITIES                     395,788        287,373

General Partners' Capital            (106,763)      (100,044)
Limited Partners' Capital           7,051,505      7,179,162
                                   ----------     ----------
Partners' Capital                   6,944,742      7,079,118
                                   ----------     ----------
TOTAL LIABILITIES AND
PARTNER CAPITAL                    $7,340,530     $7,366,491
                                   ==========     ==========

The accompanying notes are an integral part of these statements.

                 RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP
                     Statement of Operations
     For the nine months ended September 30, 1995 and 1994

                                        UNAUDITED
                         3 MONTHS    9 MONTHS   3 MONTHS  9 MONTHS
                           ended       ended      ended     ended
                         SEPT 30,    SEPT 30,    SEPT 30,  SEPT 30,
                           1995        1995        1994      1994
                       ----------   ---------   --------- ---------
REVENUE:
 Rental Income           $283,689    $845,295    $278,520  $830,487
 Interest Income            1,992       5,297         887     3,492
 Other Income               7,683      23,935       7,088    18,854
                         --------    --------    --------  --------
                         $293,364    $874,527    $286,495  $852,833

OPERATING EXPENSES:
 Property operation,
  maintenance, and
  admin. expenses        $151,868    $460,175    $146,647  $424,811
 Management fees           13,350      40,050      13,350    40,050
 Depreciation and
  Amortization             66,667     198,408      70,063   200,252
                         --------    --------    --------  --------
                         $231,885    $698,633    $230,060  $665,113

NET INCOME BEFORE
------------------
PARTICIPATION
-------------
IN JOINT VENTURE          $61,479    $175,894     $56,435  $187,720
----------------         --------   ---------   --------- ---------
PARTICIPATION IN
JOINT VENTURE              $8,718     $24,660      $7,630   $22,917
                          -------    --------    --------  --------

NET INCOME (LOSS)         $70,197    $200,554     $64,065  $210,637
                          =======    ========     =======  ========


The accompanying notes are an integral part of these statements.




                       RAL INCOME + EQUITY GROWTH V
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the nine months ended September 30, 1995 and
                     the year ended December 31, 1994

                                   UNAUDITED
                                Limited     General
                               Partners     Partners     Total
                               --------     --------     -----
Balance, January 1, 1994      $7,444,164    ($86,097)  $7,358,067

Net Income                       265,298      13,963     $279,261

Cash Distributions paid         (530,300)    (27,910)   ($558,210)
                              -----------  ----------  ----------

Balance, December 31, 1994    $7,179,162   ($100,044)  $7,079,118
                              ----------   ----------  ----------

Net Income                       190,526      10,028     $200,554

Cash Distributions paid         (318,183)    (16,747)   ($334,930)
                              -----------  ----------  -----------
BALANCE, Sept 30, 1995        $7,051,505   ($106,763)  $6,944,742
                              ==========   ==========   ==========

The accompanying notes are an integral part of these statements.


















           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
        For the nine months ended September 30, 1995 and 1994

                                              UNAUDITED
                                    9 Months             9 Months
                                     ended                ended
                                    Sept 30,             Sept 30,
                                      1995                 1994
                                   -----------          -----------
Cash Flows from
 operating activities:

Net income                           $200,554             $210,637
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization         198,408              200,252
Participation in income
  from joint venture                  (24,660)             (22,917)
Changes in assets and liabilities:
Accounts receivable                     1,305               (2,337)
Other assets                             (278)                   0
Accounts payable                       24,264                5,424
Accrued liabilities                   (41,736)             (36,296)
Tenant security deposits                5,180                6,230
                                      -------             --------
Net Cash Provided by
 Operating Activities:               $363,037             $360,993





















Cash flows from investing
 activities:
Distributions from joint venture       28,884               36,873
Purchases of property and
  equipment                          (141,862)             (65,827)
                                    ----------           ----------
 Net Cash Used for
  Investing Activities:             ($112,978)            ($28,954)

Cash flows from financing
 activities:
 Proceeds from Notes Payable          125,000                    0
 Loan costs                            (1,250)                   0
 Payments on Notes Payable             (4,293)                   0
 Cash distributions                  (334,929)            (421,255)
                                  ------------          -----------
Net Cash Provided by
  Financing Activities              ($215,472)           ($421,255)
                                    ----------           ----------
Net Increase (Decrease)
 in Cash                               34,587              (89,216)
                                   -----------          -----------
Cash Balance at
 Beginning of Period                  171,656              225,636
                                   ----------           ----------
Cash Balance at End of Period        $206,243             $136,420
                                  ===========           ==========

  The accompanying notes are an integral part of these statements.





















                    RAL INCOME & EQUITY GROWTH V
                          LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Income + Equity Growth V Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1994. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership.

In the opinion of management, the unaudited interim financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.





























           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP is a Wisconsin Limited Partnership formed on April 1, 1988, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income producing properties. Also, the Partnership may acquire undeveloped property on which improvements are to be constructed. The Partnership will not purchase or lease any property from, or sell or lease property to, the General Partners or their Affiliates, other than a purchase of property which such persons have temporarily purchased and held title to on behalf of the Partnership, and then only at their cost. The Partnership has purchased six income-producing properties.

Liquidity and Capital Resources:

Properties acquired by the Partnership are intended to be held for approximately seven to ten years. During the properties' holding periods, the investment strategy is to maintain (on the "triple net lease" property) and improve (on the residential properties) occupancy rates through the application of professional property management (including selective capital improvements). Cash flow generated from property operations is distributed to the partners on a quarterly basis. The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow from operating activities for the nine months ended September 30 was $363,037 in 1995 and $360,993 in 1994. As of
September 30, 1995, the Partnership had cash of approximately $206,000 representing funds held for investment in properties, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $275,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems, in light of the excess of current liabilities over cash on hand, due to the nature of the current liabilities. Approximately $91,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1995 and 1996. The Partnership expects to meet all of its obligations as they come due.

A distribution of cash flow from operations totaling approximately $97,000 was made to the Limited Partners in August, 1995. The total amount distributed to the Limited Partners in 1994 was approximately $530,000.


                                I-7
In February, 1995 the Partnership acquired a bank loan of $125,000 to finance a 17 pad expansion of Camelot Mobile Home Park. The rent from the expansion pads is expected to cover the principal and interest payments on the note as they come due, with additional cash flow being generated from the new pads to distribute to investors. The new pads were completed and ready for occupancy June 1, 1995.


Results of Operations:

Gross revenues for the nine months ended September 30 were $874,527 in 1995 and $852,833 in 1994. Cash operating expenses for the nine months ended September 30, 1995 were $500,225 compared to $464,861 in 1994. The increase in operating expenditures is due to a number of factors. Sewer and water expense has increased dramatically as cities are forced to comply with new DNR regulations and are passing the costs on to consumers. Also, repair costs at the Muir Heights Apartment Complex continue to rise as the Partnership must repair problems caused as a result of faulty construction. Legal fees have also increased as the Partnership pursues legal action against the contractor who built Muir Heights for damages caused by the above mentioned faulty construction.

Net income for the nine months ended September 30, 1995 was $200,554 compared to $210,637 in 1994.

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the nine months ended September 30, 1995 and calendar year 1994:
                                   9 Months ended
                                   Sept 30, 1995       1994
                                   -------------       ----
        Evergreen Estates
          Mobile Home Park               91%            91%
        Cedar Crossing Apartments       100%            99%
        Camelot Mobile Home Park         94%            99%
        Muir Heights Apartments          96%            99%
        Forest Downs Apartments         100%            95%











Inflation:

The effect of inflation on the Partnership has not been material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. The Partnership's commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through increases in rent) to changes in the level of inflation. These factors should serve to reduce, to a certain degree,any impact of rising costs on the Partnership.









































                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                             (Registrant)


Date:  November 14, 1995                Robert A. Long
                                        ---------------------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        ---------------------------
                                        Christine Kennedy