Form 10-K
period 1995-12-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1996-03-29
CIK 832310

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For the fiscal year ended
                          December 31, 1995
                                 OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission File Number
                               0-17718
                               -------

          RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
          ------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Wisconsin                          39-1618677
--------------------------------       ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization            Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                         53186
--------------------------------       ---------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
      Yes     X                               No
          ---------                               ---------


          RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP

                           1995 FORM 10-K
                          TABLE OF CONTENTS
                          -----------------

Part I

Item 1      Business

Item 2      Properties

Item 3      Legal Proceedings

Item 4      Submission of Matters to a Vote of
            Security Holders

Part II

Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters

Item 6      Selected Financial Data

Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

Item 8      Financial Statements and Supplementary
            Data

Item 9      Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure
Part III

Item 10     Directors and Executive Officers of the
            Registrant

Item 11     Executive Compensation

Item 12     Security Ownership of Certain Beneficial
            Owners and Management

Item 13     Certain Relationships and Related
            Transactions

Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Supplementary Data
Signatures
                               PART 1

Item 1.  BUSINESS

RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP (the "Registrant" or "Partnership") is a Wisconsin Limited Partnership formed on April 1, 1988, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was originally organized to acquire, for cash (no debt), real estate projects, including real estate for restaurants, mobile home communities, apartment complexes and other commercial properties. The Partnership raised $9,866,000 in Limited Partnership Interests (9,866 Interests at $1,000 per unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Partnership has utilized the net offering proceeds to acquire the real property investments described under "Properties" (Item 2).

The officers and employees of RAL Asset Management Group, a Wisconsin general partnership, and its affiliates performed services for the Registrant until June 1, 1993. RAL Asset
Management Group is controlled by the General Partners of the Partnership. Effective June 1, 1993 the Partnership made separate property and partnership management agreements.

The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity with the same general partners as the Partnership. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed five at March 30, 1996.

Provided below is certain financial information by property type for the three years covered by this report:

                     Apartment         Mobile Home       Commercial
                     Complexes            Parks          Properties
                 ----------------   ---------------- --------------
                 1995  1994  1993   1995  1994  1993 1995 1994 1993

Number of properties
owned at Decmeber 31:
                    3     3     3      2     2     2    1    1   1

Gross rental
revenues (000's) $623   620   587   $463   438   433  $51   51   51


Item 2.  PROPERTIES

As of March 30, 1996, the Registrant owned the following properties:

                        Date of
Property Name          Purchase   Approximate Size
-------------------   ---------   -----------------------------

Evergreen Estates      07/29/88   161 mobile home sites on
 Mobile Home Park                 approximately 32 acres of land
Faribault, MN*

Cedar Crossing         12/23/88   Minority ownership (12.291%) in
  Apartments                      a 109 unit garden apartment
Frederick, MD                     complex (RAL Yield + Equities IV
                                  Limited Partnership, an
                                  affiliated limited partnership
                                  owns the remaining interest)

Champion Auto Center    02/28/89  A 7,176 square foot building
Ashwaubenon, WI                   28,800 sq. ft. of land

Camelot Homes           10/17/89  73 mobile home sites on 39 acres
  Mobile Home Park                of land
Pulaski, WI*

Muir Heights            01/12/90  66 unit apartment complex
 Apartments
Madison, WI*

Forest Downs            01/03/91  35 unit apartment complex
 Apartments
Hales Corners, WI*

*Denotes a material property, having gross revenues greater than 10% of total revenues.

The real estate business is highly competitive and the Partnership competes with other real estate investment entities many of which have greater financial resources. No one firm or group of firms, in the opinion of the General Partners, is dominate in the industry. The Partnership, therefore, faces substantial competition from a variety of sources for attractive real estate investment opportunities and attracting and retaining tenants for its existing properties.

Any commercial, residential or mobile home community properties acquired by the Partnership have competition for tenants from similar properties in the vicinity. To the extent that the Partnership owns or acquires commercial properties, such as restaurants or shopping centers, which have leases entitling the Partnership to participate in gross receipts of tenants above fixed minimum amounts, the success of the Partnership will depend in part on the success of its tenants in competing with similar businesses in the vicinity.

Leases on Investment Properties:

The mobile home parks and apartments lease rental spaces
(apartments) and receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

In the opinion of management of the Partnership, all properties are adequately covered by insurance.

MATERIAL PROPERTIES
-------------------

Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                         Occupancy Rate
                              ------------------------------------

                              1995    1994    1993    1992    1991
                              ----    ----    ----    ----    ----
Camelot MHP                    90%     99%     98%     94%     92%
Evergreen MHP                  92%     91%     88%     87%     89%
Forest Downs Apts.             99%     95%     85%     84%     96%
Muir Heights Apts.             95%     99%     96%     91%     91%

The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                  Annual Per Unit Rental Rate
                             ------------------------------------
                             1995    1994    1993    1992    1991
                             ----    ----    ----    ----    ----
Camelot MHP                $1,610   1,643   1,559   1,501   1,488
Evergreen MHP              $2,248   2,179   2,269   2,281   2,152
Forest Downs Apts.         $6,435   6,384   6,774   6,861   6,510
Muir Heights Apts.         $6,367   6,242   6,086   6,050   5,753

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-16 of this report. Depreciation information for tax purposes on the properties is as follows:

     Type of Asset        Rate       Method       Depreciable Life
     -------------        ----       ------       ----------------
     Land Improvements     SL         MACRS          15-40 Year
     Building              SL         MACRS          31.5-40 Year
     Equipment            DDB         MACRS          7-12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                               1995        1994        1993
                               ----        ----        ----
Camelot MHP
  Tax rate                    .03517     .03417      .03441
  Real estate taxes          $20,834     19,536      20,216
Evergreen MHP
  Tax rate                   .029600    .026700     .026835
  Real estate taxes          $18,882     17,032      17,118
Forest Downs Apts.
  Tax rate                   .033490    .042902     .042174
  Real estate taxes          $46,886     55,772      55,766
Muir Heights Apts.
  Tax rate                   .032068    .032976     .032976
  Real estate taxes          $68,945     70,899      87,126


Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1995.

















                           PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a)&(b) As of March 30, 1996, there were approximately 1,150 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds is distributed 95% to the Limited Partners and 5% to the General Partners, at least semi -annually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

           Year Ended  Year Ended  Year Ended Year Ended Year Ended
            12/31/95    12/31/94    12/31/93   12/31/92   12/31/91
            --------    --------    --------   --------   --------
Rental Income
            $1,136,844 $1,109,467  $1,071,488 $1,026,253  $984,097

Interest Income  8,176      4,676       5,959     14,727    42,200

Net Income     280,769    279,261     268,031    341,999   281,076

Total Assets 7,319,180  7,366,491   7,642,215  7,985,253 8,327,590

Note Payable   118,718          0           0          0         0

Distributions to
  Limited Ptnrs:
  Cash Flow    415,612    530,300     604,295    665,957   690,620
  Return of Capital
                     0          0           0          0         0


Per Interest Data:(A)

  Distributions  42.13      53.75       61.25      67.50     70.00
  Net Income     27.04      26.89       25.81      32.93     27.06

The above selected financial data should be read in conjunction with financial statements and related footnotes elsewhere herein.

(A) The Net Income per Interest is computed on the basis of the net income allocated to the Limited Partners divided by the outstanding Interests at the end of the period.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP is a Wisconsin Limited Partnership formed on April 1, 1988, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire new and existing income producing properties for cash. Also, the Partnership may acquire undeveloped property on which improvements are to be constructed. The Partnership will not purchase or lease any property from, or sell or lease property to, the General Partners or their Affiliates, other than a purchase of property which such persons have temporarily purchased and held title to on behalf of the Partnership, and then only at their cost.

The Partnership has purchased six income-producing properties to-date (see Item (2)).

Liquidity and Capital Resources:

Properties acquired by the Partnership are intended to be held for approximately seven to ten years. During the properties' holding periods, the investment strategy is to maintain (on the "triple net lease" properties) and improve (on the residential properties) occupancy rates through the application of professional property management (including selective capital improvements). Cash flow generated from property operations is distributed to the partners on a quarterly or semi-annual basis. The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided from operating activities was $501,000 in 1995, $521,000 in 1994, and $567,000 in 1993. As of December 31,
1995, the Partnership had cash of approximately $255,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total short term liabilities were approximately $278,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $94,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1996. The Partnership expects to meet all of its obligations as they come due.

Total distributions to Limited Partners in 1995 were approximately
$416,000.

During 1995, the Partnership financed a 17 pad expansion of the Camelot mobile home park in Pulaski, Wisconsin, with a $125,000 bank loan. The note has a 5 year term with a 9.95% interest rate and is secured by a real estate mortgage on the improved lots and a general business security agreement. The pads were completed and ready for occupancy June 1, 1995.

Results of Operations:

Net income for the year ended December 31, 1995 was $281,000 compared to $279,000 in 1994 and $268,000 in 1993. This included
$34,000 of income in 1995, $30,000 in 1994 and $25,000 in 1993 related to the investment in the Cedar Crossings apartment complex.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties for the periods covered by this report:
                                  1995        1994       1993
                                  ----        ----       ----
1.  Evergreen Estates
      Mobile Home Park             92%         91%         88%

2.  Cedar Crossing Apartments     100%         99%         96%

3.  Camelot Mobile Home Park       90%         99%         98%

4.  Muir Heights Apartments        95%         99%         96%

5.  Forest Downs Apartments        99%         95%         85%


Inflation:

The effect of inflation on the Partnership has not been material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. All of the Partnership's commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through increases in rent) to changes in the level of inflation. These factors should serve to reduce, to a certain degree, any impact of rising costs on the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedule on page F-1, incorporated herein by reference.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    a. Effective November 11, 1994, RAL Income & Equity Growth V Limited Partnership (RAL V) dismissed its prior certifying accountants, Ernst & Young LLP (E & Y), and retained Kolb Lauwasser & Company, S.C. as its new certifying accountants. E & Y's report on RAL V's financial statements for the fiscal year ended December 31, 1993 contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by RAL V's general partners.

During the fiscal year ended December 31, 1993 there were no disagreements between RAL V and E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E & Y, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) occurred with respect to RAL V within the fiscal year ended
December 31, 1993.

    b. Effective November 11, 1994, RAL V engaged Kolb Lauwasser & Company, S.C. as its principal accountants. During the two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof, RAL V did not consult Kolb Lauwasser & Company, S.C. regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.























                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The General Partners of RAL Income + Equity Growth V Limited Partnership are Robert A. Long, John A. Hanson, Thomas R. Brophy, and Bart Starr. The General Partners manage and control the Partnership's affairs and have the general responsibility and the ultimate authority in all matters affecting the partnership's business. The Partnership has available to it the services, personnel, and experience of certain other organizations affiliated with the General Partners, including RAL Asset Management Group. The relationship of the General Partners to their affiliates is described under the caption "Conflicts of Interest" on pages 10 through 12 of the Prospectus, a copy of which is filed with Form S-11 for this Partnership and is incorporated herein by reference.

The general partners and significant employees of First Financial Realty Management are as follows:
                                         Position with RAL Asset
Name                                        Management Group
----                                     -----------------------

Robert A. Long                           General Partner
John A. Hanson                           General Partner
Thomas R. Brophy                         General Partner
Bart Starr                               General Partner
Douglas C. Heston                        President (FFRM)
Christine D. Kennedy                     Controller (FFRM)

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 54, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.
John A. Hanson, age 54, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 50, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 63, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama, and since January 1984. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individuals are the employees of the General Partners who make significant contributions to the business of the
Partnership:

Douglas C. Heston, age 42, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1981 and left at the end of 1984 to found his current firm.

Christine D. Kennedy, age 30, joined RAL Asset Management Group in December, 1990, as Assistant Controller. In November, 1991 she was promoted to Controller. She is now Controller for First Financial Realty Management. Prior to that she worked in the audit department of Arthur Young & Company in Milwaukee, Wisconsin for approximately three years. She received her B.B.A. in Accounting from the University of Wisconsin-Whitewater in 1987. She is a Certified Public Accountant.





















Item 11.  EXECUTIVE COMPENSATION

(a,b,c, and d)
      The Registrant has not paid and does not propose to pay any executive compensation to the General Partners or any of their affiliates (other than described in Item 13 below).

(e) There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 30, 1996.

(b) As of March 30, 1996, the General Partners beneficially owned the following Interests in the Partnership:

Title of Class              Name of Partner       Percent of Class
--------------              ---------------       ----------------
General Partnership         Robert A. Long             53.79%
Interests                   John A. Hanson             19.20
                            Thomas R. Brophy           17.07
                            Bart Starr                  9.94
                                                      ------
                                                      100.00
                                                    ========

      As of March 31, 1996, the General Partners own 3 Limited
      Partnership Interests in the Registrant.

(c)   None

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
      Certain General Partners own or control businesses which have agreed to perform a variety of services for the Partnership.

The Partnership also has various agreements with businesses owned by, controlled by, or affiliated with certain General Partners which entitle such businesses to receive fees for services rendered on terms established by the General Partners as summarized below:

      - Reimbursement of certain expenses at the lower of cost or the prevailing rates for comparable services;

      - Property management fees at 5% of gross revenues for residential properties, 6% for commercial properties if an Affiliate provides leasing related services, or 3% if such services are not provided, and 1.6% for net leased properties with a lease term of ten years or more for the first five years of the lease term and 1% thereafter;

      - Real estate commissions of up to 3% of the contract price subject to certain limitations.

      - Costs and fees paid or payable to affiliates of the General Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                1995         1994          1993
                                ----         ----          ----
RAL Asset Management Group:
  Management fees               $0           $0            $16,800
  Administrative fees           $0           $0             $1,767


The General Partners receive 5% of all Cash Available for
Distribution. Distributions paid to the General Partners were $22,000 in 1995, $28,000 in 1994 and $32,000 in 1993.

(c)   No management person is indebted to the Registrant.
(d)   Not applicable.
























                               PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   (1 and 2) See Index to Financial Statements and Financial
      Statement Schedule on Page F-1

(b)   Reports on Form 8-K

      None

(c)   Exhibits
      See Exhibit 27.

(d)   Financial Statement Schedule
      See Index to Financial Statements and Financial Statement
      Schedule on Page F-1.




































          RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 (A Wisconsin Limited Partnership)

              TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE

             COVERED BY REPORTS OF INDEPENDENT AUDITORS

Reports of Independent Auditors

Balance Sheets at December 31, 1995 and 1994

Statements of Income for the years ended
December 31, 1995, 1994 and 1993
Statements of Partners' Equity for the
years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial statement schedule: III - Real estate and accumulated depreciation
Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.





























                    INDEPENDENT AUDITOR'S REPORT


January 23, 1996



To the Partners of
RAL Income + Equity Growth V Limited Partnership

We have audited the accompanying Balance Sheets of RAL Income + Equity Growth V Limited Partnership as of December 31, 1995 and 1994, and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. Our audits also included the financial statement schedule listed in the Table of Contents at
Item 14. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of RAL Income + Equity Growth V Limited Partnership as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Respectfully submitted,



Kolb Lauwasser & Co., S.C.







    REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Partners of
RAL Income + Equity Growth V Limited Partnership

We have audited the accompanying balance sheet of RAL Income + Equity Growth V Limited Partnership, a Wisconsin Limited Partnership (the Partnership), as of December 31, 1993, and the related statements of income, Partners' equity and cash flows for each of the two years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1993, and the results of its operations and its cash flows for the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin
January 24, 1994                     ERNST & YOUNG LLP














                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                   Balance Sheets
                                 As of December 31,
    ASSETS - Note #5                      1995       1994
    ------                                ----       ----
Income-Producing Properties
---------------------------
 Buildings and land improvements-
    Notes #1, #3 and #4                 6,416,281  6,270,761
 Equipment                                256,111    254,013
                                        ---------  ---------
                                        6,672,392  6,524,774
 Less:  Accumulated depreciation        1,406,611  1,153,696
                                        ---------  ---------
                                        5,265,781  5,371,078
 Land                                   1,367,405  1,367,405
                                        ---------  ---------
Total Income-Producing Property         6,633,186  6,738,483
                                        ---------  ---------
Other
-----
 Cash and cash equivalents - Note #1      255,037    171,656
 Rent and other receivables - Note #1       7,429     10,398
 Investment in joint venture - Note #2    419,781    435,033
 Deferred charges - Note #1                 1,021     10,921
 Prepaid expenses                           2,726       -
                                        ---------  ---------
    Total Other                           685,994    628,008
                                        ---------  ---------
      Total Assets                      7,319,180  7,366,491

    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------
Liabilities
-----------
 Accounts payable and accrued expenses    176,882    192,050
 Deferred rents                             6,794      9,343
 Tenants' security deposits                94,385     85,980
 Note payable - Note #5                   118,718       -
                                        ---------  ---------
    Total Liabilities                     396,779    287,373
                                        ---------  ---------










Partners' Equity (Deficit)
--------------------------
 General partners                        (107,879)  (100,044)
 Limited partners                       7,030,280  7,179,162
                                        ---------  ---------
    Total Partners' Equity              6,922,401  7,079,118
                                        ---------  ---------
      Total Liabilities
        and Partners' Equity            7,319,180  7,366,491
                                        =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.









































                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                 Statements of Income
                                 --------------------
                            For the years ended December 31,
                                        1995       1994       1993
                                        ----       ----       ----
Revenues
--------
 Rental income                     1,136,844  1,109,467  1,071,448
                                   ---------  ---------  ---------
Expenses
--------
 Property management fees             56,943     55,065     35,791
 Property management fees - affiliates  -          -        16,800
 Administrative expenses             171,495    147,787    107,885
 Administrative expenses - affiliates   -          -         1,767
 Property operating expenses         427,409    418,304    383,079
 Amortization and depreciation       264,065    267,003    302,239
                                    ---------  ---------  ---------
    Total Expenses                   919,912    888,159    847,561
                                    ---------  ---------  ---------
 Income Before Other Income and Income
    from Joint Venture               216,932    221,308    223,887
                                   ---------  ---------  ---------
Other Income (Expense)
----------------------
 Interest income                       8,176      4,676      5,959
 Interest expense                    (12,781)    (3,335)    (2,803)
 Miscellaneous                        34,530     26,723     15,561
                                   ---------  ---------  ---------
    Total Other Income                29,925     28,064     18,717
                                   ---------  ---------  ---------
    Total Other Income Before
     Income From Joint Venture       246,857    249,372    242,604
      Net Income From Joint Venture   33,912     29,889     25,427
                                    ---------  ---------  ---------
      Net Income                     280,769    279,261    268,031
                                    =========  =========  =========
Net Income Per Limited
    Partnership Interest               27.04      26.89      25.81
                                   =========  =========  =========
Allocation of Income:
  Limited partners                   266,731    265,298    254,628
  General partners                    14,038     13,963     13,403
                                   ---------  ---------  ---------
                                     280,769    279,261    268,031
                                    =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                             Statements of Partners' Equity
                             ------------------------------
                             For the years ended December 31,
                     Limited  General  1995     1994      1993
                    Partners Partners  Total    Total     Total
                    -------- --------   -----    -----     -----
Capital contributions:
 Contributed
   cash        9,866,000      100  9,866,100  9,866,100  9,866,100
 Less: Syndication
   costs       1,085,260      -    1,085,260  1,085,260  1,085,260
                --------- -------- ---------  ---------  ---------
  Net contributions
               8,780,740      100  8,780,840  8,780,840  8,780,840
                --------- -------- ---------  ---------  ---------
Accumulated income:
 Balance,
   beginning   1,888,675   83,551  1,972,226  1,692,965  1,424,934
 Current
   net income    266,731   14,038    280,769    279,261    268,031
                --------- -------- ---------  ---------  ---------

 Balance,
   ending      2,155,406   97,589  2,252,995  1,972,226  1,692,965
                --------- -------- ---------  ---------  ---------

Accumulated distributions:
 Balance,
   beginning
              (3,490,253)(183,695)(3,673,948)(3,115,738)(2,479,638)

 Current distributions
                (415,612) (21,874)  (437,486)  (558,210)  (636,100)
                -------- ---------  ---------  ---------  ---------

 Balance,
   ending     (3,905,865)(205,569)(4,111,434)(3,673,948)(3,115,738)
               ---------  -------- ---------  ---------  ---------

Total Partners'
 Equity (Deficit)
               7,030,281 (107,880) 6,922,401  7,079,118  7,358,067
               ========= ========= =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                               Statements of Cash Flows
                               ------------------------
                            For the years ended December 31,
                                   Cash Increase or (Decrease)
                                   ---------------------------
                                   1995       1994       1993
                                   ----       ----       ----
Cash Flows From Operating Activities
------------------------------------
 Net income                         280,769    279,261    268,031
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization and depreciation   264,065    267,003    302,239
    Income from joint venture       (33,912)   (29,889)   (25,427)

Decrease (increase) in
----------------------
 Rent and other receivables, net      2,969      1,294     (2,645)
 Deferred charges                    (1,250)      -          -
 Prepaid expenses                    (2,726)      -          -

Increase (decrease) in
----------------------
 Accounts payable and
   accrued expenses                 (17,717)    (5,775)    14,694
 Tenants' security deposits           8,405      9,000     10,337
                                    -------  ---------  ---------
    Net Cash Provided by
       Operating Activities         500,603    520,894    567,229
                                    -------  ---------  ---------
Cash Flows From Investing Activities
------------------------------------
 Additions to income-producing properties
  (net of escrow deposits)         (147,618)   (65,828)   (30,187)
 Distributions received from
   joint venture                     49,164     49,164     43,633
                                   ---------  ---------  ---------
    Net Cash Provided (Used) by
     Investing Activities           (98,454)   (16,664)    13,446
                                   ---------  ---------  ---------
Cash Flows From Financing Activities
------------------------------------
 Proceeds from note payable         125,000       -          -
 Principal payments on note payable  (6,282)      -          -
 Distributions to partners         (437,486)  (558,210)  (636,100)
                                   ---------  ---------  ---------
  Net Cash (Used) by
     Financing Activities          (318,768)  (558,210)  (636,100)
                                   ---------  ---------  ---------

  Net Increase (Decrease)
     in Cash                         83,381    (53,980)   (55,425)
   Cash and cash equivalents-
      Beginning of Year             171,656    225,636    281,061
                                  ---------  ---------  ---------
   Cash and cash equivalents -
      End of Year                   255,037    171,656    225,636
                                   =========  =========  =========
Supplementary Information
      Interest Paid                  12,306      3,335      2,803
                                   =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.








































      RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 Notes to Financial Statement
                -----------------------------
     For the years ended December 31, 1995, 1994 and 1993


Note #1     Summary of Significant Accounting Policies
-------     ------------------------------------------
A.   Organization and Nature of the Business
     ---------------------------------------

RAL Income + Equity Growth V Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on April 1, 1988, under the provisions of the Wisconsin Revised Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. The Partnership owns and operates two mobile home parks and an apartment complex located in the upper midwest. It holds a minority interest in another apartment complex located in Maryland. The Partnership also leases a commercial property to a retail/service business in the upper midwest. The Partnership will terminate December 31, 2018, except in the event of prior sale of the Partnership's properties, action by a majority interest of the limited partners, or certain other events.

Effective June 9, 1990, the Partnership completed its offering of limited partnership interests. A total of 9,866 interests were sold for an aggregate contribution of $9,866,000. In connection with the sale of limited partnership interests, the Partnership incurred approximately $1,085,000 of costs to raise capital, which were charged against partners' equity.

B.   Method of Accounting
     --------------------
Assets, liabilities, revenue and expenses are recognized on the accrual basis method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.   Income-Producing Properties
     ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.

For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, building and land improvements are depreciated using the straight-line method while equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:

                                         Depreciable Lives
                                       ------------------------
                                       Financial     Income Tax
                                       Statements    Reporting
                                       ----------    ----------

Land improvements                       30 years    15-40 years
Buildings                               30 years    31.5-40 years
Equipment                                5 years    7-12 years

D.   Allowance for Doubtful Accounts
     -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon managements' evaluation, no allowance for doubtful accounts was necessary as of December 31, 1995 and 1994.

E.   Deferred Charges
----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement and have been fully amortized. Commission fees incurred to lease the properties are deferred and amortized over the respective lease term. The noncompete agreement is being amortized on a straight-line basis over a five-year period.

Costs incurred in obtaining financing have been capitalized and are amortized over the term of the agreement (five years).














                 Deferred charges consist of the following at
                 December 31:
                                               1995      1994
                                               ----      ----
                 Covenant not-to-compete     54,601    54,601
                 Loan acquisition costs       1,250      -
                                             ------    ------
                                             55,851    54,601
                  Less:  Accumulated
                     amortization            54,830    43,680
                                             ------    ------
                                              1,021    10,921
                                             ======    ======
F.   Leases
     ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

G.   Income Taxes
     ------------
No income taxes will be payable or provided by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, each partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro rata basis that considers the number of days in the year during which their respective interests were held.

The Partnership files its income tax return on the accrual basis of accounting.  The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns.
                                        1995     1994     1993
                                        ----     ----     ----
Net income per Statements of Income    280,769  279,261  268,031
Difference in depreciation/
   sale of equipment                   (52,480) (44,639) (47,998)
Difference in participation
   in income from joint venture         16,215   19,359   19,993
Prepaid rent                            (2,548)   4,950   (4,434)
                                        -------  -------  -------
Net income for tax purposes            241,956  258,931  235,592
                                       =======  =======  =======


H.   Cash and Cash Equivalents
     -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposits with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $173,381 and $66,000 for the years ended December 31, 1995 and 1994, respectively.

I.   Reclassifications
     -----------------
Certain information contained in the 1993 financial statements has been reclassified to conform with the 1995 and 1994 presentation.

Note #2     Investment in Joint Venture
-------     ---------------------------
On December 23, 1988, the Partnership entered into a joint venture agreement with an affiliated partnership to acquire and operate the Cedar Crossing Apartments. All assets, liabilities, revenue and expenses of the joint venture are included in the financial statements of the affiliate with the appropriate adjustment of income for the Partnership's participation in the joint venture. Profits, losses and distributions are allocated 12.291% to the Partnership and 87.709% to the affiliate.


Summarized balance sheet information pertaining to the joint venture as of December 31 is as follows:
                                            1995       1994
                                            ----       -----
            Income-producing property
              Land                        471,017    471,017
              Land improvements           164,055    164,055
              Buildings                 3,337,811  3,337,811
              Equipment                   286,078    286,078
                                        ---------  ---------
                                        4,258,961  4,258,961
              Less:  Accumulated
                        depreciation    1,158,527  1,021,337
                                        ---------  ---------
            Net property and equipment  3,100,434  3,237,624

            Other assets                   78,559     83,418
                                        ---------  ---------
              Total Assets              3,178,993  3,321,042
                                        =========  =========
            Liabilities                    43,687     61,641
            Equity                      3,135,306  3,259,401
                                        ---------  ---------
            Total Liabilities and
               Equity                   3,178,993  3,321,042
                                        =========  =========

Operating results of the joint venture consist of the following for the years ended December 31:
                                        1995      1994      1993
                                        ----      ----      ----
            Revenue                   651,382   638,822   616,080
            Operating expenses       (238,287) (238,142) (251,798)
            Depreciation             (137,190) (157,502) (157,407)
                                      -------   -------   -------
            Net Income                275,905   243,178   206,875
                                      =======   =======   =======

            Partnership's share
               of net income           33,912    28,889    25,427
                                      =======   =======   =======


Note #3     Income-Producing Properties
-------     ---------------------------

A summary of income-producing properties as of December 31 follows:
                                         1995        1994
                                         ----        ----
Residential properties
   (four in 1995 and 1994)              7,596,897  7,449,279
Retail properties
   (one in 1995 and 1994)                 442,900    442,900
                                        ---------  ---------
                                        8,039,797  7,892,179

Less:  Accumulated depreciation         1,406,611  1,153,696
                                        ---------  ---------
                                        6,633,186  6,738,483
                                        =========  =========










Note #4     Leases of Income-Producing Properties
-------     -------------------------------------

The Partnership leases space to a tenant under a noncancellable operating lease with a term of twenty years.  Future minimum annual rental commitments receivable under the long-term lease agreement
atDecember 31, 1995, is as follows:
                 1996                          51,000
                 1997                          52,000
                 1998                          53,000
                 1999                          53,000
                 2000                          53,000
                 Thereafter                   367,409
                                              -------
                                              629,409
                                              =======

Note #5     Note Payable
-------     ------------
The Company is indebted to Mitchell Bank on a five year note dated February 16, 1995. The note requires monthly payments of $1,658 including interest at 9.95% plus a balloon payment due February 16, 2000. The note is secured by a real estate mortgage on the improved lots at a mobile home park located in Pulaski, Wisconsin
and a general business security agreement.    118,718
                                              =======

The following is a retirement schedule of the outstanding debt as of December 31, 1995:
                 1996                           8,480
                 1997                           9,362
                 1998                          10,338
                 1999                          11,415
                 2000                          79,123
                                              -------

                 Total                        118,718
                                              =======

Note #6     General Provisions of the Limited Partnership Agreement
-------     -------------------------------------------------------
Pursuant to the terms of the partnership agreement, net profits or losses of the Partnership from operations are generally allocated 95% to the limited partners and 5% to the general partners. Notwithstanding the foregoing, all depreciation from tax-exempt use properties is allocated to tax-exempt limited partners.

In general, subject to certain limitations, all income from the sale of property will be allocated first to the limited partners with deficit capital accounts, then to the limited partners to the extent of any depreciation deductions not included in their deficit capital accounts, then to the general partners in an amount equal to the general partners' share of the amount distributable to the general partners as sale or refinancing proceeds and the remainder to the limited partners in proportion to the number of interests held by each of them on the date of such sale or other disposition provided that the general partners shall be allocated at least 1% of such income. Losses on the sale of property will be allocated 95% to the limited partners and 5% to the general partners.

At least semiannually, Cash Available for Distribution (as defined in the partnership agreement) from operations is distributed 95% to the limited partners and 5% to the general partners.

Sale or refinancing proceeds shall be distributed first to the limited partners until they have received an amount equal to their capital contribution and then to the limited partners until such amount, when added to Distributions of Cash Available for Distribution, equals their investment preference of 10% simple interest per annum and then 85% to the limited partners and 15% to the general partners.

The partnership agreement provides that, among other things, the general partners are responsible for managing all aspects of the operations of the Partnership and may ultimately be held responsible for any unpaid general obligations of the Partnership, except for those, if any, which are on a nonrecourse basis.


Note #7     Related Party Transactions
-------     --------------------------
Certain general partners own or control businesses which have agreed to perform a variety of services for the Partnership. In addition, certain general partners were securities agents for the managing dealer which originally offered the limited partnership interests.

In consideration for these services, the general partners and their affiliates have received or will in the future receive certain compensation at amounts which are provided by the partnership agreement. The following table sets forth the types, amounts and recipients of compensation paid annually by the Partnership to the general partners and their affiliates:


       Affiliate and Service              Amount of Compensation
       ---------------------              ----------------------
General partners' and affiliates    At lower of cost or prevailing
reimburable expenses.               rates at which comparable
                                    services could have been
                                    obtained in the same geographic
                                    area for similar services.  The

                                    amount of expenses reimbursed
                                    was $1,767 in 1993.

Property management fee payable     Residential property:
to RAL Asset Management Group for
property management and rental      At rates prevailing for
services.                           comparable services where the
                                    properties are located, but not
                                    to exceed 5% of gross revenues.

                                    Other than residential
                                    properties:

                                    At rates prevailing for
                                    comparable services where
                                    properties are located, but not
                                    to exceed 6% of gross revenues
                                    where leasing and related
                                    services are provided, or
                                    3% if such services are not
                                    provided.  Property under a net
                                    lease with a term of ten years
                                    or more is subject to an annual

                                    fee of 1.6% of gross revenues
                                    per year for the first five
                                    years plus an annual fee of 1%
                                    of gross revenues per year
                                    thereafter.

                                    Total property management fees
                                    incurred were $16,800 in 1993.

Effective June 1, 1993, the Partnership entered into new property and partnership management agreements. The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity owned by the same general partners. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.














RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
    December 31, 1995
            Col. A        Col. B           Col. C
------------------------  -------  ----------------------------
                                   Initial Cost to Partnership
                                   ----------------------------

                                                     Buildings
                            Encum-                      and
Description                brances       Land       Improvements

-------------------------  -------  --------------  ------------
Evergreen Estates MHP       (a)     $  526,313      $1,260,230
Faribault, MN

Champion Auto Service Center(a)        131,040         311,860
Ashwaubenon, WI

Camelot MHP                 (a)        175,506         315,212
Pulaski, WI

Muir Heights Apartments     (a)        324,331       2,463,332
Madison, WI

Forest Downs Apartments     (a)        210,215       1,470,651
Hales Corners, WI                    ----------      ----------

Total                               $1,367,405      $5,821,285
                                    ==========      ==========



















RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1995


    Col. A           Col. D                  Col. E
----------------  ----------------- ------------------------
                                    Gross Amount at which carried
                  Costs Capitalized at Close of Period
                  Subsequent to     ------------------------
                  Acquisition
                  -----------------
                                         Buildings and
Description     Improvements(b)  Land    Improvements(b) Total(c)
--------------- --------------- ------- --------------- --------
Evergreen Estates $ 65,844   $  526,313  $1,326,074    $1,852,287
Faribault, MN

Champion Auto            0      131,040     311,860       442,900
Ashwaubenon, WI

Camelot MHP        697,356      175,506   1,012,568     1,188,074
Pulaski, WI

Muir Heights        80,010      324,331   2,543,342     2,867,673
Madison, WI

Forest Downs         7,897      210,215   1,478,548     1,688,763
Hales Corners, WI --------   ----------  ----------    ----------

Total             $851,107   $1,367,405  $6,672,392    $8,039,797
                  ========   ==========  ==========   ===========
















RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1995


     Col. A         Col. F        Col. G      Col. H      Col. I
----------------  ------------  ------------  --------- -----------
                                                        Depreciable
                  Accumulated                   Date     Life per
                  Depreciation    Date of    Acquired by  Income
Description       (Book Basis)  Construction Partnership  Statement
----------------  ------------  ------------  --------- -----------
Evergreen Estates  $  329,673       1969       07/29/88      (d)
Faribault, MN

Champion Auto          67,568       1987       02/28/89      (d)
Ashwaubenon, WI

Camelot MHP           143,891       VAR        10/17/89      (d)
Pulaski, WI

Muir Heights          519,994       1988       01/12/90      (d)
Madison, WI

Forest Downs          345,485       1990       01/03/91       (d)
Hales Corners      ----------

Total              $1,406,611
                   ==========





















                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a) All properties are unencumbered at December 31, 1995, except for Camelot Mobile Home Park's most recent expansion as discussed previously.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for federal income tax purposes includes the Partnership's share of the Cedar Crossing Apartments fixed assets. For book purpose the amount invested is treated as an investment on the balance sheet and is not included in fixed assets.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                               Years
                                  -------------------------------

                                   Financial             Income
                                   Statement               Tax
                                   Purposes             Purposes
                                   ---------            --------
  Buildings and Improvements         30                   15-40
  Personal Property                   5                    7-12

(e)          Reconciliation of Real Estate
   -----------------------------------------------
  Balance at January 1, 1993                           $7,796,164

    Acquisitions                                                0
    Improvements                                           30,187
                                                       ----------
  Balance at December 31, 1993                          7,826,351

    Acquisitions                                                0
    Improvements                                           65,828
                                                       ----------
  Balance at December 31, 1994                          7,892,179

    Acquisitions                                                0
    Improvements                                          147,618
                                                       ----------
  Balance at December 31, 1995                         $8,039,797
                                                       ==========

                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                      (A Wisconsin Limited Partnership)

                 Reconciliation of Accumulated Depreciation


Balance at January 1, 1993                               $  640,482

  Depreciation expense for the period                       257,131
                                                         ----------
Balance at December 31, 1993                                897,613

  Depreciation expense for the period                       256,083
                                                         ----------
Balance at December 31, 1994                              1,153,696

  Depreciation expense for the period                       252,915
                                                         ----------
Balance at December 31, 1995                             $1,406,611
                                                         ==========






























                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf bythe undersigned, thereunto duly authorized.

RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP


BY:  Robert A. Long
     --------------------------------------
     Robert A. Long, General Partner


DATE:  March 30, 1996
       -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                        Date
-----------------------------------------------------------------

Robert A. Long           Managing Partner               3/30/96
--------------------     RAL Asset Management         ----------
Robert A. Long           Group and General
                         Partner of RAL Income +
                         Equity Growth V
                         Limited Partnership

John A. Hanson           Partner - RAL Asset             3/30/96
--------------------     Management Group and          ----------
John A. Hanson           General Partner of
                         RAL Income + Equity
                         Growth V Limited
                         Partnership

Christine D. Kennedy     Controller, First Financial     3/30/96
--------------------     Realty Management             ----------
Christine D. Kennedy