Form 10-Q
period 1996-03-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1996-05-09
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                         March 31, 1996
                              OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
- -------    THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number
                             0-17718
                             -------
         RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)


          Wisconsin                             39-1546907
- -------------------------------         -------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
    Waukesha, Wisconsin                           53186
- -------------------------------         -------------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
             MARCH 31, 1996 AND DECEMBER 31, 1995
                                         UNAUDITED      AUDITED
                                         MARCH 31,     DECEMBER 31,
         ASSETS                            1996           1995
         ------                         ----------     ------------
Cash                                       297,267        255,037
Rents receivable                             6,846          7,429
Investment in joint venture                413,603        419,781
Other assets                                 2,361          2,726
Investment properties, net of
accumulated depreciation of
$1,464,248 in 1996 and $1,406,611
in 1995                                  6,575,550      6,633,186
Deferred charges                               958          1,021
                                        ----------     ----------
TOTAL ASSETS                             7,296,585      7,319,180
                                        ==========     ==========

LIABILITIES AND PARTNER CAPITAL
- -------------------------------
Accounts payable and accrued expenses      139,473        176,882
Security deposits                           97,995         94,385
Deferred rents                               8,145          6,794
Mortgage payable                           116,712        118,718
                                        ----------     ----------
TOTAL LIABILITIES                          362,325        396,779

General partners' capital                 (107,288)      (107,879)
Limited partners' capital                7,041,548      7,030,280
                                        ----------    -----------
Partners' capital                        6,934,260      6,922,401

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,296,585      7,319,180
                                        ==========     ==========


   The accompanying notes are an integral part of these statements.




                              I-1

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
       For the three months ended March 31, 1996 and 1995
                                               UNAUDITED
                                        3 Months       3 Months
                                          ended          ended
                                        MARCH 31,      MARCH 31,
                                          1996          1995
                                        ---------      ---------
REVENUE:
     Rental income                        302,543        283,759
     Interest income                        3,267          1,332
     Other income                           9,887          9,385
                                          -------        -------
                                          315,697        294,476

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     administrative expenses              127,950        153,137

     Management fees                       15,185         13,350

     Depreciation and
     Amortization                          57,699         65,324
                                        ---------      ---------
     Total expenses                       200,834        231,811
                                        ---------      ---------
     Net income before
     participation in
     joint venture                        114,863         62,665
                                        ---------      ---------
     Participation in
     joint venture                          7,342          7,907
                                        ---------      ---------
NET INCOME                                122,205         70,572
                                        =========      =========






     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
          For the three months ended March 31, 1996 and
                the year ended December 31, 1995
                                     UNAUDITED

                            Limited        General
                            Partners       Partners      Total
                            --------       --------      -----
Balance, January 1, 1995    7,179,162      (100,044)    7,079,118

Net Income                    266,731        14,038       280,769

Cash Distributions paid      (415,612)      (21,874)     (437,486)
                           -----------    ----------   -----------
Balance, December 31, 1995  7,030,281      (107,880)    6,922,401
                           -----------    ----------   -----------
Net Income                    116,095         6,110       122,205

Cash Distributions paid      (104,828)       (5,518)     (110,346)
                           -----------    ----------   -----------
BALANCE, March 31, 1996     7,041,548      (107,288)    6,934,260
                           ==========    ============  ==========














     The accompanying notes are an integral part of these statements.

                                 I-3





           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
          For the three months ended March 31, 1996 and 1995
                                              UNAUDITED
                                    3 Months             3 Months
                                     ended                ended
                                    MARCH 31,            MARCH 31,
                                      1996                 1995
                                   -----------          -----------
Cash Flows from
 operating activities:
Net income                             122,205             70,572
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense             57,699             65,324
     Participation in income
       from joint venture               (7,342)            (7,907)
Increase (decrease) in assets:
     Rents receivable                      583              5,926
     Other assets                          365               (554)
Increase (decrease) in liabilities:
     Accounts payable and
        accrued liabilities            (37,409)           (48,390)
     Deferred rents                      1,351                 0
     Tenant security deposits            3,610                 49
                                       --------           --------
Net Cash Provided by
 Operating Activities:                 141,062             85,020

Cash flows from investing
 activities:
     Distributions from joint venture   13,520             12,291
     Purchases of property and
       equipment                              0           (102,470)
 Net Cash Used for                    ---------          ---------
  Investing Activities:                  13,520            (90,179)











                                 I-4

Cash flows from financing
 activities:
 Cash distributions                  (110,346)            (129,816)
 Proceeds from Notes Payable                0              123,750
 Payments on Notes Payable             (2,006)                (656)
                                    ----------           ----------
Net Cash Provided by
  Financing Activities               (112,352)              (6,722)

Net Increase (Decrease)
 in Cash                               42,230              (11,881)
                                    ----------           ----------
Cash Balance at
 Beginning of Period                  255,037              171,656
                                    ----------           ----------
Cash Balance at End of Period         297,267              159,775
                                   ===========           ==========






























    The accompanying notes are an integral part of these statements.

                                 I-5


                     RAL INCOME + EQUITY GROWTH V
                          LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Income + Equity Growth V Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1995. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership.

In the opinion of management, the unaudited interim financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.































                                 I-6


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

Net cash flow from operating activities for the three months ended March 31 was $141,062 in 1996 and $85,020 in 1995. Improved cash flow is partially due to increased revenues as a result of rent increases at the mobile home parks and apartment complexes. Cash flow has also improved in large part due to decreased repair and maintenance expense at the Partnership's Madison, Wisconsin apartment complex. Many of the minor items which needed fixing as a result of faulty construction (discussed below) have now been fixed. However, operating cash flow must now be built up and used to fund capital repairs of cement sidewalks and parking lots which, due to settling, are in need of major repair.

As of March 31, 1996, the Partnership had cash of approximately $297,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $246,000.

A distribution of cash flow from operations totaling approximately $105,000 was made to the Limited Partners in March, 1996. The total amount distributed to the Limited Partners in 1995 was approximately $416,000.


                                 I-7

Results of Operations:

Gross revenues for the three months ended March 31 were $315,697 in 1996 and $294,476 in 1995. Cash operating expenses for the three months ended March 31, 1996 were $143,135 compared to $166,487 in 1995. The decrease in operating expenditures is due to a number of factors. First, as mentioned above, repair costs at the Muir Heights Apartment Complex in Madison, Wisconsin have decreased as many of the chronic problems due to faulty construction have been brought under control to some degree. Legal fees have also decreased. The Partnership continues to pursue legal action against the contractor who built Muir Heights for damages caused by the above mentioned faulty construction. However, a current downtime in the case has caused a corresponding decrease in the legal fees associated with it.

Net income for the three months ended March 31, 1996 was $122,205 compared to $70,572 in 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the three months ended March 31, 1996 and calendar year 1995:
                                   3 Months ended
                                   March 31, 1996      1995
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               93%            92%

     2.   Cedar Crossing Apartments      97%           100%

     3.   Camelot Mobile Home Park       90%            90%

     4.   Muir Heights Apartments        99%            95%

     5.   Forest Downs Apartments        99%            99%

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

                                I-8
                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  May 8, 1996                      Robert A. Long
                                        ---------------------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        ---------------------------
                                        Christine Kennedy