Form 10-Q
period 1996-06-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1996-08-14
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                          June 30, 1996
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
              JUNE 30, 1996 AND DECEMBER 31, 1995
                                         UNAUDITED    AUDITED
                                          JUNE 30,   DECEMBER 31,
         ASSETS                            1996         1995
         ------                         ----------   ------------
Cash                                       350,185      255,037
Rents receivable                            10,323        7,429
Investment in joint venture                410,002      419,781
Other assets                                 1,979        2,726
Investment properties, net of
accumulated depreciation of
$1,521,884 in 1996 and $1,406,611
in 1995                                  6,517,913    6,633,186
Deferred charges                               770        1,021
                                        ----------   ----------
TOTAL ASSETS                             7,291,172    7,319,180
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Accounts payable and accrued expenses      164,874      183,676
Security deposits                           97,715       94,385
Mortgage payable                           114,655      118,718
                                        ----------   ----------
TOTAL LIABILITIES                          377,244      396,779

General partners' capital                 (108,304)    (107,879)
Limited partners' capital                7,022,232    7,030,280
                                        ----------  -----------
Partners' capital                        6,913,928    6,922,401

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,291,172    7,319,180
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
  For three months and six months ended June 30, 1996 and 1995
                                         UNAUDITED

                          3 Months  6 Months  3 Months  6 Months
                           ended     ended     ended     ended
                          JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                           1996      1996      1995      1995
                         ---------  --------  --------  --------
REVENUE:
     Rental income         296,831   599,373   277,847   561,606
     Interest income         3,749     7,016     1,973     3,305
     Other income            7,703    17,591     6,867    16,252
                           -------   -------   -------   -------
                           308,283   623,980   286,687   581,163

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     admin. expenses       147,218   275,168   155,170   308,307

     Management fees        14,812    29,997    13,350    26,700

     Depreciation and
     amortization           57,824   115,523    66,416   131,740
                           -------   -------   -------   -------
     Total expenses        219,854   420,688   234,936   466,747
                           -------   -------   -------   -------
     Net income before
     participation in
     joint venture          88,429   203,292    51,751   114,416
                           -------   -------   -------   -------
     Participation in
     joint venture           8,075    15,417     8,034    15,941
                           -------   -------   -------   -------
NET INCOME                  96,504   218,709    59,785   130,357
                           =======   =======   =======   =======



     The accompanying notes are an integral part of these statements.

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
           For the six months ended June 30, 1996 and
                the year ended December 31, 1995
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1995    7,179,162    (100,044)    7,079,118

Net Income                    266,731      14,038       280,769

Cash Distributions paid      (415,612)    (21,874)     (437,486)
                           -----------  ----------   -----------
Balance, December 31, 1995  7,030,281    (107,880)    6,922,401
                           -----------  ----------   -----------
Net Income                    207,774      10,935       218,709

Cash Distributions paid      (215,823)    (11,359)     (227,182)
                           -----------  ----------   -----------
BALANCE, June 30, 1996      7,022,232    (108,304)    6,913,928
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
           For the six months ended June 30, 1996 and 1995
                                           UNAUDITED
                                    6 Months      6 Months
                                     ended         ended
                                    June 30,       June 30,
                                      1996          1995
                                   -----------   -----------
Cash Flows from
 operating activities:
Net income                             218,709     130,357
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense            115,523     131,740
     Participation in income
       from joint venture              (15,417)    (15,941)
Increase (decrease) in assets:
     Rents receivable                   (2,894)      4,116
     Other assets                          747         610
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (18,802)    (34,027)
     Tenant security deposits            3,330       3,204
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 301,196     220,059

Cash flows from investing
 activities:
     Distributions from joint venture   25,197      25,197
     Purchases of property and
       equipment                             0    (117,106)
 Net Cash Used for                    ---------  ---------
  Investing Activities:                 25,197     (91,909)











Cash flows from financing
 activities:
 Cash distributions                   (227,182)   (232,373)
 Loan costs                                  0      (1,250)
 Proceeds from notes payable                 0     125,000
 Payments on notes payable              (4,063)     (2,519)
                                     ----------   ---------
Net Cash Provided by

  Financing Activities                (231,245)   (111,142)

Net Increase (Decrease)
 in Cash                                95,148      17,008
                                     ----------   ---------
Cash Balance at
 Beginning of Period                   255,037     171,656
                                     ----------   ---------
Cash Balance at End of Period          350,185     188,664
                                     ==========   =========




























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

Net cash flow from operating activities for the six months ended June 30 was $301,196 in 1996 and $220,059 in 1995.
Improved cash flow is a result of the following items:

1. A $40,000 increase in revenues as a result of rent increases at the mobile home parks and apartment complexes and strong leasing activity.

2. Cash flow has also improved in large part due to decreased repair and maintenance expense at the Partnership's Madison, Wisconsin apartment complex. Many of the minor items which needed fixing as a result of faulty construction have now been fixed although continuing repairs will still be necessary. However, operating cash flow must now be built up and used to fund capital repairs of cement sidewalks and parking lots which, due to settling, are in need of major repair.

3. Legal fees have decreased by $17,000 over last year as there has been some downtime in the Partnership's case against the builders of the Muir Heights apartment complex (discussed below).



                                I-7
The Partnership has brought a law suit against the developer of the Muir Heights Apartments in Madison, Wisconsin. The developer has brought its subcontractors into the suit which has created delays in the case as the subcontractors now need to go through the discovery process. The Partnership retained an engineering firm to dig test pits adjacent to each building in order to determine the exact nature of the problems and the cost to correct them. We expect to receive the completed report sometime in September, 1996.

As of June 30, 1996, the Partnership had cash of approximately $350,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $263,000.

A distribution of cash flow from operations totaling approximately $111,000 was made to the Limited Partners in May, 1996. The total amount distributed to the Limited Partners in 1995 was approximately $416,000.

Results of Operations:

Gross revenues for the six months ended June 30 were $623,980 in 1996 and $581,163 in 1995. Cash operating expenses for the six months ended June 30, 1996 were $305,165 compared to $335,007 in 1995. The decrease in operating expenditures is due to a number of factors. First, as mentioned above, repair costs at the Muir Heights Apartment Complex in Madison, Wisconsin have decreased as many of the chronic problems due to faulty construction have been brought under control to some degree. Legal fees have also decreased for the reasons mentioned in the Liquidity and Capital Resources section above.

Net income for the six months ended June 30, 1996 was $218,709 compared to $130,357 in 1995.

















The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the six months ended June 30, 1996 and calendar year 1995:
                                   6 Months ended
                                    June 30, 1996      1995
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               93%            92%

     2.   Cedar Crossing Apartments      98%           100%

     3.   Camelot Mobile Home Park       91%            90%

     4.   Muir Heights Apartments        97%            95%

     5.   Forest Downs Apartments        99%            99%



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

















                                  I-9
                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  August 13, 1996                  Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        -----------------
                                        Christine Kennedy