Form 10-Q
period 1996-09-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1996-11-13
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                      September 30, 1996
                              OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
-------    THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number
                             0-17718
                             -------
         RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)


          Wisconsin                             39-1618677
-------------------------------         -------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
    Waukesha, Wisconsin                           53186
-------------------------------         -------------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
         SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                         UNAUDITED    AUDITED
                                      SEPTEMBER 30, DECEMBER 31,
         ASSETS                            1996         1995
         ------                         ----------   ------------
Cash                                       361,958      255,037
Rents receivable                            11,937        7,429
Investment in joint venture                413,097      419,781
Other assets                                   570        2,726
Investment properties, net of
accumulated depreciation of
$1,579,574 in 1996 and $1,406,611
in 1995                                  6,464,074    6,633,186
Deferred charges                               583        1,021
                                        ----------   ----------
TOTAL ASSETS                             7,252,219    7,319,180
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses      167,375      183,676
Security deposits                           95,630       94,385
Mortgage payable                           112,547      118,718
                                        ----------   ----------
TOTAL LIABILITIES                          375,552      396,779

General partners' capital                 (110,168)    (107,879)
Limited partners' capital                6,986,835    7,030,280
                                        ----------  -----------
Partners' capital                        6,876,667    6,922,401

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,252,219    7,319,180
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
For three months and nine months ended September 30, 1996 and 1995
                                         UNAUDITED

                          3 Months  9 Months  3 Months  9 Months
                           ended     ended     ended     ended
                         SEPT. 30, SEPT. 30, SEPT. 30, SEPT. 30,
                           1996      1996      1995      1995
                         ---------  --------  --------  --------
REVENUE:
     Rental income         291,547   890,920   283,689   845,295
     Interest income         3,961    10,977     1,992     5,297
     Other income            8,437    26,028     7,683    23,935
                           -------   -------   -------   -------
                           303,945   927,925   293,364   874,527

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     admin. expenses       161,175   436,343   151,868   460,175

     Management fees        14,559    44,556    13,350    40,050

     Depreciation and
     amortization           57,878   173,400    66,667   198,408
                           -------   -------   -------   -------
     Total expenses        233,612   654,299   231,885   698,633
                           -------   -------   -------   -------
     Net income before
     participation in
     joint venture          70,333   273,626    61,479   175,894
                           -------   -------   -------   -------
     Participation in
     joint venture           9,241    24,657     8,718    24,660
                           -------   -------   -------   -------
NET INCOME                  79,574   298,283    70,197   200,554
                           =======   =======   =======   =======



     The accompanying notes are an integral part of these statements.

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
       For the nine months ended September 30, 1996 and
                the year ended December 31, 1995
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1995    7,179,162    (100,044)    7,079,118

Net Income                    266,731      14,038       280,769

Cash Distributions paid      (415,612)    (21,874)     (437,486)
                           -----------  ----------   -----------
Balance, December 31, 1995  7,030,281    (107,880)    6,922,401
                           -----------  ----------   -----------
Net Income                    283,369      14,914       298,283

Cash Distributions paid      (326,815)    (17,202)     (344,017)
                           -----------  ----------   -----------
BALANCE, September 30, 1996 6,986,835    (110,168)    6,876,667
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
        For the nine months ended September 30, 1996 and 1995
                                           UNAUDITED
                                    9 Months      9 Months
                                     ended         ended
                                    June 30,       June 30,
                                      1996          1995
                                   -----------   -----------
Cash Flows from
 operating activities:
Net income                             298,283     200,554
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense            173,400     198,408
     Participation in income
       from joint venture              (24,657)    (24,660)
Increase (decrease) in assets:
     Rents receivable                   (4,508)      1,305
     Other assets                        2,156        (278)
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (16,300)    (17,472)
     Tenant security deposits            1,244       5,180
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 429,618     363,037

Cash flows from investing
 activities:
     Distributions from joint venture   31,342      28,884
     Purchases of property and
       equipment                        (3,851)   (141,862)
 Net Cash Used for                    ---------  ---------
  Investing Activities:                 27,491    (112,978)











Cash flows from financing
 activities:
 Cash distributions                   (344,017)   (334,929)
 Loan costs                                  0      (1,250)
 Proceeds from notes payable                 0     125,000
 Payments on notes payable              (6,171)     (4,293)
                                     ----------   ---------
Net Cash Provided by

  Financing Activities                (350,188)   (215,472)

Net Increase (Decrease)
 in Cash                               106,921      34,587
                                     ----------   ---------
Cash Balance at
 Beginning of Period                   255,037     171,656
                                     ----------   ---------
Cash Balance at End of Period          361,958     206,243
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

Net cash flow from operating activities for the nine months ended September 30 was $429,618 in 1996 and $363,037 in 1995.
Improved cash flow is a result of the following items:

1. A $53,000 increase in revenues as a result of rent increases at the mobile home parks and apartment complexes and strong leasing activity.

2. Legal fees have decreased by $17,000 over last year as there has been some downtime in the Partnership's case against the builders of the Muir Heights apartment complex (discussed below).

Repair expenses at the Muir Heights apartment complex continue to be high. Many of the repairs that need to be made are a result of faulty construction methods and materials. The Partnership has brought a law suit against the developer of the Muir Heights Apartments in Madison, Wisconsin. The developer has brought its subcontractors into the suit which has created delays in the case as the subcontractors now need to go through the discovery process. The Partnership retained an engineering firm to dig test pits adjacent to each building in order to determine the exact nature of


                             I-7
the problems. The tests determined that the problems arose as a result of faulty construction and will help the Partnership in its case against the developer.

As of September 30, 1996, the Partnership had cash of approximately $362,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $263,000.

A distribution of cash flow from operations totaling approximately $111,000 was made to the Limited Partners in August, 1996. The total amount distributed to the Limited Partners in 1995 was approximately $416,000.

Results of Operations:

Gross revenues for the nine months ended September 30 were $927,925 in 1996 and $874,527 in 1995. As discussed above, this increase of over $50,000 is a result of rent increases at all the Partnership's properties and strong leasing activity.

Cash operating expenses for the nine months ended September 30, 1996 were $480,899 compared to $500,225 in 1995. The cause of the decrease in operating expenditures is due to a decrease in legal fees for the Muir Heights law suit as mentioned in the Liquidity and Capital Resources section above.

Net income for the nine months ended September 30, 1996 was $298,283 compared to $200,554 in 1995. As a result of the increased revenues and decreased cash expenses, net income increased substantially. Non-cash expenses (depreciation and amortization) have decreased $25,000 over the prior year, further increasing net income. The decrease in non-cash expenses was a result of certain assets becoming fully depreciated during 1995.


















The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the nine months ended September 30, 1996 and calendar year 1995:
                                   6 Months ended
                                    June 30, 1996      1995
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               92%            92%

     2.   Cedar Crossing Apartments      99%           100%

     3.   Camelot Mobile Home Park       94%            90%

     4.   Muir Heights Apartments        93%            95%

     5.   Forest Downs Apartments        99%            99%

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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  November 8, 1996                 Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        -----------------
                                        Christine Kennedy