Form 10-K
period 1996-12-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1997-04-01
CIK 832310

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For the fiscal year ended
                          December 31, 1996
                                 OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                           1996 FORM 10-K
                          TABLE OF CONTENTS
                          -----------------

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

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed five at March 28, 1997.

Provided below is certain financial information by property type for the three years covered by this report:

                     Apartment         Mobile Home       Commercial
                     Complexes            Parks          Properties
                 ----------------   ---------------- --------------
                 1996  1995  1994   1996  1995  1994 1996 1995 1994

Number of properties
owned at December 31:
                    3     3     3      2     2     2    1    1   1

Gross rental
revenues (000's) $617  $623  $620   $507  $463  $438  $51  $51  $51


Item 2.  PROPERTIES

As of March 28, 1997, the Registrant owned the following properties:

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

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                         Occupancy Rate
                              ------------------------------------

                              1996    1995    1994    1993    1992
                              ----    ----    ----    ----    ----
Camelot MHP                    94%     90%     99%     98%     94%
Evergreen MHP                  90%     92%     91%     88%     87%
Forest Downs Apts.             96%     99%     95%     85%     84%
Muir Heights Apts.             87%     95%     99%     96%     91%

The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                  Annual Per Unit Rental Rate
                             ------------------------------------
                             1996    1995    1994    1993    1992
                             ----    ----    ----    ----    ----
Camelot MHP                $1,873   1,610   1,643   1,559   1,501
Evergreen MHP              $2,399   2,248   2,179   2,269   2,281
Forest Downs Apts.         $6,780   6,435   6,384   6,774   6,861
Muir Heights Apts.         $6,803   6,367   6,242   6,086   6,050

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-14 of this report. Depreciation information for tax purposes on the properties is as follows:

     Type of Asset        Rate       Method       Depreciable Life
     -------------        ----       ------       ----------------
     Land Improvements     SL         MACRS          15-40 Year
     Building              SL         MACRS          31.5-40 Year
     Equipment            DDB         MACRS          7-12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                               1996        1995        1994
                               ----        ----        ----
Camelot MHP
  Tax rate                   .033981      .03517      .03417
  Real estate taxes          $21,198      20,834      19,536
Evergreen MHP
  Tax rate                   .028409     .029600     .026700
  Real estate taxes          $18,122      18,882      17,032
Forest Downs Apts.
  Tax rate                   .029176     .033490     .042902
  Real estate taxes          $40,846      46,886      55,772
Muir Heights Apts.
  Tax rate                   .027998     .032068     .032976
  Real estate taxes          $60,195      68,945      70,899


Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.

















                           PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a)&(b) As of March 28, 1997, there were approximately 1,150 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds is distributed 95% to the Limited Partners and 5% to the General Partners, at least semi -annually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

           Year Ended  Year Ended  Year Ended Year Ended Year Ended
            12/31/96    12/31/95    12/31/94   12/31/93   12/31/92
            --------    --------    --------   --------   --------
Rental Income
            $1,174,732 $1,136,844 $1,109,467  $1,071,488 $1,026,253

Interest Income 15,495      8,176      4,676       5,959     14,727

Net Income     405,564    280,769    279,261     268,031    341,999

Total Assets 7,250,621  7,319,180  7,366,491   7,642,215  7,985,253

Note Payable   110,448    118,718         0           0          0

Distributions to
  Limited Ptnrs:
  Cash Flow    437,808    415,612    530,300     604,295    665,957
  Return of Capital
                    0          0          0           0          0

Per Interest Data:(A)

  Distributions  44.38      42.13      53.75       61.25      67.50
  Net Income     39.05      27.04      26.89       25.81      32.93

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

Net cash flow provided from operating activities was $598,000 in 1996, $501,000 in 1995, and $521,000 in 1994. As of December 31,
1996, the Partnership had cash of approximately $431,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total short term liabilities were approximately $274,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $95,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1997. The Partnership expects to meet all of its obligations as they come due.

Total distributions to Limited Partners in 1996 were approximately
$438,000.

During 1995, the Partnership financed a 17 pad expansion of the Camelot mobile home park in Pulaski, Wisconsin, with a $125,000 bank loan. The note has a 5 year term with a 9.95% interest rate and is secured by a real estate mortgage on the improved lots and a general business security agreement. The pads were completed and ready for occupancy June 1, 1995.

Results of Operations:

Net income for the year ended December 31, 1996 was $406,000 compared to $281,000 in 1995 and $279,000 in 1994. This included
$34,000 of income in 1996, $34,000 in 1995 and $30,000 in 1994 related to the investment in the Cedar Crossings apartment complex.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties for the periods covered by this report:
                                  1996        1995       1994
                                  ----        ----       ----
1.  Evergreen Estates
      Mobile Home Park             90%         92%         91%

2.  Cedar Crossing Apartments      97%        100%         99%

3.  Camelot Mobile Home Park       94%         90%         99%

4.  Muir Heights Apartments        87%         95%         99%

5.  Forest Downs Apartments        96%         99%         95%


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

    a.  None.

    b.  None.
















































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

The general partners and significant employee of First Financial Realty Management are as follows:
                                         Position with RAL Asset
Name                                        Management Group
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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 55, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.


John A. Hanson, age 55, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 51, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 64, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama, and since January 1984. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 43, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1981 and left at the end of 1984 to found his current firm.






























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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 28, 1997.

(b) As of March 28, 1997, the General Partners beneficially owned the following Interests in the Partnership:

Title of Class              Name of Partner       Percent of Class
--------------              ---------------       ----------------
General Partnership         Robert A. Long             53.79%
Interests                   John A. Hanson             19.20
                            Thomas R. Brophy           17.07
                            Bart Starr                  9.94
                                                      ------
                                                      100.00
                                                    ========

      As of March 28, 1997, the General Partners own 3 Limited
      Partnership Interests in the Registrant.

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


The General Partners receive 5% of all Cash Available for
Distribution. Distributions paid to the General Partners were $23,000 in 1996, $22,000 in 1995, and $28,000 in 1994.

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

      None

(c)   Exhibits
      See Exhibit 27.

(d)   Financial Statement Schedule
      See Index to Financial Statements and Financial Statement
      Schedule on Page F-1.




































          RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 (A Wisconsin Limited Partnership)

                   INDEX TO FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE

             COVERED BY REPORTS OF INDEPENDENT AUDITORS

Report of Independent Auditors                              F-2

Balance Sheets at December 31, 1996 and 1995                F-3

Statements of Income for the years ended
December 31, 1996, 1995 and 1994                            F-4

Statements of Partners' Equity for the
years ended December 31, 1996, 1995 and 1994                F-5

Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                            F-6

Notes to Financial Statements                          F-7 to F-13

Financial statement schedule:  III - Real estate
and accumulated depreciation                          F-14 to F-17

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.






















                    INDEPENDENT AUDITOR'S REPORT


January 20, 1997



To the Partners of
RAL Income + Equity Growth V Limited Partnership

We have audited the accompanying Balance Sheets of RAL Income + Equity Growth V Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1996 and 1995, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL Income + Equity Growth V Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                   Balance Sheets
                                 As of December 31,
    ASSETS - Note #5                      1996       1995
    ------                                ----       ----
Income-Producing Properties - Notes #1, #3 and #4
---------------------------
 Buildings and land improvements        6,420,132  6,416,281
 Equipment                                256,111    256,111
                                        ---------  ---------
                                        6,676,243  6,672,392
 Less:  Accumulated depreciation        1,637,220  1,406,611
                                        ---------  ---------
                                        5,039,023  5,265,781
 Land                                   1,367,405  1,367,405
                                        ---------  ---------
Total Income-Producing Properties       6,406,428  6,633,186
                                        ---------  ---------
Other
-----
 Cash and cash equivalents - Note #1      430,686    255,037
 Rent and other receivables - Note #1       8,800      7,429
 Investment in joint venture - Note #2    403,748    419,781
 Deferred charges - Note #1                   771      1,021
 Prepaid expenses                             188      2,726
                                        ---------  ---------
    Total Other                           844,193    685,994
                                        ---------  ---------
      Total Assets                      7,250,621  7,319,180
                                        =========  =========

    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------
Liabilities
-----------
 Accounts payable and accrued expenses    166,874    176,882
 Deferred rents                            10,923      6,794
 Tenants' security deposits                95,262     94,385
 Note payable - Note #5                   110,448    118,718
                                        ---------  ---------
    Total Liabilities                     383,507    396,779
                                        ---------  ---------










Partners' Equity (Deficit)
--------------------------
 General partners                        (110,645)  (107,879)
 Limited partners                       6,977,759  7,030,280
                                        ---------  ---------
    Total Partners' Equity              6,867,114  6,922,401
                                        ---------  ---------
      Total Liabilities
        and Partners' Equity            7,250,621  7,319,180
                                        =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                 Statements of Income
                                 --------------------
                            For the years ended December 31,
                                        1996       1995       1994
                                        ----       ----       ----
Revenue
-------
 Rental income                     1,174,732  1,136,844  1,109,467
                                   ---------  ---------  ---------
Expenses
--------
 Property management fees             58,765     56,943     55,065
 Administrative expenses             135,486    171,495    147,787
 Property operating expenses         414,450    427,409    418,304
 Amortization and depreciation       230,859    264,065    267,003
                                    ---------  ---------  ---------
    Total Expenses                   839,560    919,912    888,159
                                    ---------  ---------  ---------
 Income Before Other Income and Income
    from Joint Venture               335,172    216,932    221,308
                                   ---------  ---------  ---------
Other Income (Expense)
----------------------
 Interest income                      15,495      8,176      4,676
 Interest expense                    (13,626)   (12,781)    (3,335)
 Miscellaneous                        34,163     34,530     26,723
                                   ---------  ---------  ---------
    Total Other Income                36,032     29,925     28,064
                                   ---------  ---------  ---------
    Total Other Income Before
     Income From Joint Venture       371,204    246,857    249,372
      Net Income from Joint Venture   34,360     33,912     29,889
                                    ---------  ---------  ---------
      Net Income                     405,564    280,769    279,261
                                    =========  =========  =========
Net income per limited
    partner interest                   39.05      27.04      26.89
                                   =========  =========  =========
Allocation of Income:
  Limited partners                   385,286    266,731    265,298
  General partners                    20,278     14,038     13,963
                                   ---------  ---------  ---------
                                     405,564    280,769    279,261
                                    =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                             Statements of Partners' Equity
                             ------------------------------
                             For the years ended December 31,
                     Limited  General  1996     1995      1994
                    Partners Partners  Total    Total     Total
                    -------- --------   -----    -----     -----
Capital contributions:
 Contributed
   cash        9,866,000      100  9,866,100  9,866,100  9,866,100
 Less: Syndication
   costs       1,085,260      -    1,085,260  1,085,260  1,085,260
                --------- -------- ---------  ---------  ---------
  Net contributions
               8,780,740      100  8,780,840  8,780,840  8,780,840
                --------- -------- ---------  ---------  ---------
Accumulated income:
 Balance,
   beginning   2,155,406   97,589  2,252,995  1,972,226  1,692,965
 Current
   net income    385,286   20,278    405,564    280,769    279,261
                --------- -------- ---------  ---------  ---------

 Balance,
   ending      2,540,692  117,867  2,658,559  2,252,995  1,972,226
                --------- -------- ---------  ---------  ---------

Accumulated distributions:
 Balance,
   beginning
              (3,905,865)(205,569)(4,111,434)(3,673,948)(3,115,738)

 Current distributions
                (437,808) (23,043)  (460,851)  (437,486)  (558,210)
                -------- ---------  ---------  ---------  ---------

 Balance,
   ending     (4,343,673)(228,612)(4,572,285)(4,111,434)(3,673,948)
               ---------  -------- ---------  ---------  ---------

Total Partners'
 Equity (Deficit)
               6,977,759 (110,645) 6,867,114  6,922,401  7,079,118
               ========= ========= =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                               Statements of Cash Flows
                               ------------------------
                            For the years ended December 31,
                                   Cash Increase or (Decrease)
                                   ---------------------------
                                   1996       1995       1994
                                   ----       ----       ----
Cash Flows From Operating Activities
------------------------------------
 Net income                         405,564    280,769    279,261
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization and depreciation   230,859    264,065    267,003
    Income from joint venture       (34,360)   (33,912)   (29,889)

Decrease (increase) in
----------------------
 Rent and other receivables, net     (1,371)     2,969      1,294
 Deferred charges                      -        (1,250)      -
 Prepaid expenses                     2,538     (2,726)      -

Increase (decrease) in
----------------------
 Accounts payable and
   accrued expenses                  (5,879)   (17,717)    (5,775)
 Tenants' security deposits             877      8,405      9,000
                                    -------  ---------  ---------
    Net Cash Provided by
       Operating Activities         598,228    500,603    520,894
                                    -------  ---------  ---------
Cash Flows From Investing Activities
------------------------------------
 Additions to income-producing properties
  (net of escrow deposits)           (3,851)  (147,618)   (65,828)
 Distributions received from
   joint venture                     50,393     49,164     49,164
                                   ---------  ---------  ---------
    Net Cash Provided (Used) by
     Investing Activities            46,542    (98,454)   (16,664)
                                   ---------  ---------  ---------
Cash Flows From Financing Activities
------------------------------------
 Proceeds from note payable            -       125,000       -
 Principal payments on note payable  (8,270)    (6,282)      -
 Distributions to partners         (460,851)  (437,486)  (558,210)
                                   ---------  ---------  ---------
  Net Cash (Used) by
     Financing Activities          (469,121)  (318,768)  (558,210)
                                   ---------  ---------  ---------

  Net Increase (Decrease)
     in Cash                        175,649     83,381    (53,980)
   Cash and cash equivalents-
      Beginning of Year             255,037    171,656    225,636
                                  ---------  ---------  ---------
   Cash and cash equivalents -
      End of Year                   430,686    255,037    171,656
                                   =========  =========  =========
Supplementary Information
      Interest Paid                  13,654     12,306      3,335
                                   =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

      RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 Notes to Financial Statements
                ------------------------------
     For the years ended December 31, 1996, 1995 and 1994

Note #1     Nature of Business and Summary of Significant
-------     ---------------------------------------------
            Accounting Policies
            -------------------
A.   Nature of Business
     ------------------

RAL Income + Equity Growth V Limited Partnership (the
Partnership) is a Wisconsin limited partnership formed on April
1, 1988, under the provisions of the Wisconsin Revised Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. The Partnership owns six properties. It operates two mobile home parks and two apartment complexes located in the upper midwest. It holds a minority interest in another apartment complex located in Maryland. The Partnership also leases a commercial property to a retail/service business in the upper midwest. The Partnership will terminate December 31, 2018, except in the event of prior sale of the Partnership's properties, action by a majority interest of the limited partners or certain other events.

Effective June 9, 1990, the Partnership completed its offering of limited partnership interests. A total of 9,866 interests were sold for an aggregate contribution of $9,866,000. In connection with the sale of the limited partnership interests, the Partnership incurred $1,085,260 of costs to raise capital, which were charged against partners' equity.

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

C.   Income-Producing Properties
     ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.
                              F-7
For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, building and land improvements are depreciated using the straight-line method while equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:

                                         Depreciable Lives
                                       ------------------------
                                       Financial     Income Tax
                                       Reporting     Reporting
                                       ----------    ----------

Land improvements                       30 years    15-20 years
Buildings                               30 years    27.5-40 years
Equipment                                5 years    5-12 years

D.   Allowance for Doubtful Accounts
     -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, no allowance for doubtful accounts was necessary for the years ended December 31, 1996 and 1995.

E.   Deferred Charges
     ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement and have been fully amortized. Commission fees incurred to lease the properties are deferred and amortized over the respective lease term. The noncompete agreement was being amortized on a straight-line basis over a five-year period and has been fully amortized. Costs incurred in obtaining financing have been capitalized and were amortized over the term of the agreement (five years) and have been fully amortized.











                 Deferred charges consist of the following at
                 December 31,
                                               1996      1995
                                               ----      ----
                 Loan acquisition costs       1,250     1,250
                 Less:  Accumulated
                         amortization           479       229
                                             ------    ------
                                                771     1,021
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
                                        1996     1995     1994
                                        ----     ----     ----
Net income per Statements of Income    405,564  280,769  279,261
Difference in depreciation/
   sale of equipment                   (77,587) (52,480) (44,639)
Difference in participation
   in income from joint venture         15,308   16,215   19,359
Prepaid rent                             4,128   (2,548)   4,950
                                        -------  -------  -------
Net income for tax purposes            347,413  241,956  258,931
                                       =======  =======  =======

H.   Cash and Cash Equivalents
     -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $343,410 and $173,381 for the years ended December 31, 1996 and 1995, respectively.

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


Summarized balance sheet information pertaining to the joint venture as of December 31 is as follows:
                                            1996       1995
                                            ----       -----
            Income-producing property
              Land                        471,017    471,017
              Land improvements           164,055    164,055
              Buildings                 3,337,811  3,337,811
              Equipment                   286,078    286,078
                                        ---------  ---------
                                        4,258,961  4,258,961
              Less:  Accumulated
                        depreciation    1,276,146  1,158,527
                                        ---------  ---------
            Net property and equipment  2,982,815  3,100,434

            Other assets                   75,898     78,559
                                        ---------  ---------
              Total Assets              3,058,713  3,178,993
                                        =========  =========
            Liabilities                    53,852     43,687
            Equity                      3,004,861  3,135,306
                                        ---------  ---------
            Total Liabilities and
               Equity                   3,058,713  3,178,993
                                        =========  =========

Operating results of the joint venture consist of the following for the years ended December 31:
                                        1996      1995      1994
                                        ----      ----      ----
            Revenue                   658,186   651,382   638,822
            Operating expenses       (261,012) (238,287) (238,142)
            Depreciation             (117,619) (137,190) (157,502)
                                      -------   -------   -------
            Net Income                279,555   275,905   243,178
                                      =======   =======   =======
            Partnership's share
               of net income           34,360    33,912    29,889
                                      =======   =======   =======

Note #3     Income-Producing Properties
-------     ---------------------------

A summary of income-producing properties as of December 31 follows:
                                         1996        1995
                                         ----        ----
Apartment complexes
   (two in 1996 and 1995)               4,560,286  4,556,435

Mobile home parks
   (two in 1996 and 1995)               3,040,462  3,040,462

Retail properties
   (one in 1996 and 1995)                 442,900    442,900
                                        ---------  ---------
                                        8,043,648  8,039,797
Less:  Accumulated depreciation         1,637,220  1,406,611
                                        ---------  ---------
                                        6,406,428  6,633,186
                                        =========  =========

Muir Heights, an apartment complex, continues to have repair expenses and capital expenditures that significantly impact cash flow. The general partners believe that these expenditures are the result of construction defects caused by the construction methods of the seller (developer of the property) and commenced a lawsuit in 1993 to ascertain the amount of and recover damages from the seller of the property. The general partners believe that the continued structural problems could diminish the value to a future purchaser of the property. In accordance with generally accepted accounting principles, since the future cash flows support the carrying value of the property, an impairment loss is not required to be recognized at December 31, 1996.

Note #4     Leases of Income-Producing Properties
-------     -------------------------------------

The Partnership leases space to a tenant under a noncancellable operating lease with a term of twenty years.  Future minimum annual rental commitments receivable under the long-term lease agreement at December 31, 1996, is as follows:
                 1997                          52,000
                 1998                          53,000
                 1999                          53,000
                 2000                          53,000
                 2001                          53,000
                 After 2001                   314,500
                                              -------
                                              578,500
                                              =======

The Partnership also operates two mobile home parks which have a total of 251 rental spaces. As of December 31, 1996 and 1995, a total of 438 and 516 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $507,000, $460,000 and $438,000 in 1996, 1995 and 1994, respectively.

The Partnership also operates two apartment complexes which have a total of 101 rental spaces. As of December 31, 1996 and 1995, a total of 86 and 95 spaces, respectively, were leased. The apartment complexes receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the apartment complexes was approximately $618,000, $622,000 and $620,000 in 1996, 1995 and 1994, respectively.

Note #5     Note Payable
-------     ------------
                                                 1996       1995
                                                ------     ------
The Company is indebted to Mitchell Bank on
a five year note dated February 16, 1995.
The note requires monthly payments of $1,658
including interest at 9.95% plus a balloon
payment due February 16, 2000.  The note is
secured by a real estate mortgage on the
improved lots at a mobile home park located
in Pulaski, Wisconsin and a general business
security agreement.
                                               110,448     118,718
                                               =======     =======

The following is a maturity schedule of notes payable as of
December 31, 1996:
                 1997                           9,362
                 1998                          10,338
                 1999                          11,415
                 2000                          79,333
                                              -------
                 Total                        110,448
                                              =======

Note #6     General Provisions of the Limited Partnership Agreement
-------     -------------------------------------------------------
Pursuant to the terms of the partnership agreement, net profits or losses of the Partnership from operations and losses on sale of income-producing properties are allocated 95% to the limited partners and 5% to the general partners. Notwithstanding the foregoing, all depreciation from tax-exempt use properties is allocated to tax-exempt limited partners.

In general, subject to certain limitations, all income from the sale of property will be allocated first to the limited partners with deficit capital accounts, then to the limited partners to the extent of any depreciation deductions not included in their deficit capital accounts, and then to the general partners in an amount equal to the general partners' share of the amount distributable to the general partners as sale or refinancing proceeds and the remainder to the limited partners in proportion to the number of interests held by each of them on the date of such sale or other disposition provided that the general partners shall be allocated at least 1% of such income. Losses on the sale of property will be allocated 95% to the limited partners and 5% to the general partners.

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

The partnership agreement provides that, among other things, the general partners are responsible for managing all aspects of the operations of the Partnership and may ultimately be held responsible for any unpaid general obligations of the Partnership, except for those, if any, which are on a nonrecourse basis.
                              F-13


RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
    December 31, 1996
            Col. A        Col. B           Col. C
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
                                    ==========      ==========















RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1996


    Col. A           Col. D                  Col. E
----------------  ----------------- ------------------------
                                    Gross Amount at which carried
                  Costs Capitalized    at Close of Period
                  Subsequent to     ------------------------
                  Acquisition
                  -----------------
                                         Buildings and
Description     Improvements(b)  Land    Improvements(b) Total(c)
--------------- --------------- ------- --------------- --------
Evergreen Estates $ 65,844   $  526,313  $1,326,074    $1,852,387
Faribault, MN

Champion Auto            0      131,040     311,860       442,900
Ashwaubenon, WI

Camelot MHP        697,356      175,506   1,012,568     1,188,074
Pulaski, WI

Muir Heights        83,861      324,331   2,547,193     2,871,524
Madison, WI

Forest Downs         7,897      210,215   1,478,548     1,688,763
Hales Corners, WI --------   ----------  ----------    ----------

Total             $854,958   $1,367,405  $6,676,243    $8,043,648
                  ========   ==========  ==========   ===========














RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1996


     Col. A         Col. F        Col. G      Col. H      Col. I
----------------  ------------  ------------  --------- -----------
                                                        Depreciable
                  Accumulated                   Date     Life per
                  Depreciation    Date of    Acquired by  Income
Description       (Book Basis)  Construction Partnership  Statement
----------------  ------------  ------------  --------- -----------
Evergreen Estates  $  374,032       1969       07/29/88      (d)
Faribault, MN

Champion Auto          77,963       1987       02/28/89      (d)
Ashwaubenon, WI

Camelot MHP           177,543       VAR        10/17/89      (d)
Pulaski, WI

Muir Heights          602,524       1988       01/12/90      (d)
Madison, WI

Forest Downs          405,158       1990       01/03/91       (d)
Hales Corners      ----------

Total              $1,637,220
                   ==========

















                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a) All properties are unencumbered at December 31, 1996, except for Camelot Mobile Home Park's most recent expansion as discussed previously.

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

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                               Years
                                  -------------------------------
                                    Financial             Income
                                   Statement               Tax
                                   Purposes             Purposes
                                   ---------            --------
  Buildings and Improvements         30                   15-40
  Personal Property                   5                    7-12

(e)          Reconciliation of Real Estate
   -----------------------------------------------
  Balance at January 1, 1994                           $7,826,351

    Acquisitions                                                0
    Improvements                                           65,828
                                                       ----------
  Balance at December 31, 1994                          7,892,179

    Acquisitions                                                0
    Improvements                                          147,618
                                                       ----------
  Balance at December 31, 1995                          8,039,797

    Acquisitions                                                0
    Improvements                                            3,851
                                                       ----------
  Balance at December 31, 1996                         $8,043,648
                                                       ==========

                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                      (A Wisconsin Limited Partnership)

                 Reconciliation of Accumulated Depreciation


Balance at January 1, 1994                                 $897,613

  Depreciation expense for the period                       256,083
                                                         ----------
Balance at December 31, 1994                              1,153,696

  Depreciation expense for the period                       252,915
                                                         ----------
Balance at December 31, 1995                              1,406,611

  Depreciation expense for the period                       230,609
                                                         ----------
Balance at December 31, 1996                             $1,637,220
                                                         ==========



























                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP


BY:  Robert A. Long
     --------------------------------------
     Robert A. Long, General Partner


DATE:  March 28, 1997
       -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                        Date
-----------------------------------------------------------------

Robert A. Long           Managing Partner               3/28/97
--------------------     RAL Asset Management         ----------
Robert A. Long           Group and General
                         Partner of RAL Income +
                         Equity Growth V
                         Limited Partnership

John A. Hanson           Partner - RAL Asset             3/28/97
--------------------     Management Group and          ----------
John A. Hanson           General Partner of
                         RAL Income + Equity
                         Growth V Limited
                         Partnership

Douglas C. Heston        President, First Financial      3/28/97
--------------------     Realty Management             ----------
Douglas C. Heston