Form 10-Q
period 1997-03-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1997-05-14
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                         March 31, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
             MARCH 31, 1997 AND DECEMBER 31, 1996
                                         UNAUDITED      AUDITED
                                         MARCH 31,     DECEMBER 31,
         ASSETS                            1997           1996
         ------                         ----------     ------------
Cash                                       449,456        430,686
Rents receivable                             7,947          8,800
Investment in joint venture                401,298        403,748
Other assets                                     0            188
Investment properties, net of
accumulated depreciation of
$1,698,850 in 1997 and $1,637,220
in 1996                                  6,352,798      6,406,428
Deferred charges                               708            771
                                        ----------     ----------
TOTAL ASSETS                             7,212,207      7,250,621
                                        ==========     ==========

LIABILITIES AND PARTNER CAPITAL
-------------------------------
Accounts payable and accrued expenses      129,885        166,874
Security deposits                          102,130         95,262
Deferred rents                              12,419         10,923
Mortgage payable                           108,082        110,448
                                        ----------     ----------
TOTAL LIABILITIES                          352,516        383,507

General partners' capital                 (111,016)      (110,645)
Limited partners' capital                6,970,707      6,977,759
                                        ----------    -----------
Partners' capital                        6,859,691      6,867,114

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,212,207      7,250,621
                                        ==========     ==========


   The accompanying notes are an integral part of these statements.




                              I-1

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
       For the three months ended March 31, 1997 and 1996
                                               UNAUDITED
                                        3 Months       3 Months
                                          ended          ended
                                        MARCH 31,      MARCH 31,
                                          1997          1996
                                        ---------      ---------
REVENUE:
     Rental income                        301,499        302,543
     Interest income                        4,865          3,267
     Other income                           9,044          9,887
                                          -------        -------
                                          315,408        315,697

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     administrative expenses              145,802        127,950

     Management fees                       15,114         15,185

     Depreciation and
     Amortization                          53,692         57,699
                                        ---------      ---------
     Total expenses                       214,608        200,834
                                        ---------      ---------
     Net income before
     participation in
     joint venture                        100,800        114,863
                                        ---------      ---------
     Participation in
     joint venture                          8,612          7,342
                                        ---------      ---------
NET INCOME                                109,412        122,205
                                        =========      =========






     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
          For the three months ended March 31, 1997 and
                the year ended December 31, 1996
                                     UNAUDITED

                            Limited        General
                            Partners       Partners      Total
                            --------       --------      -----
Balance, January 1, 1996    7,030,281      (107,880)    6,922,401

Net Income                    385,286        20,278       405,564

Cash Distributions paid      (437,808)      (23,043)     (460,851)
                           -----------    ----------   -----------
Balance, December 31, 1996  6,977,759      (110,645)    6,867,114
                           -----------    ----------   -----------
Net Income                    103,941         5,471       109,412

Cash Distributions paid      (110,993)       (5,842)     (116,835)
                           -----------    ----------   -----------
BALANCE, March 31, 1997     6,970,707      (111,016)    6,859,691
                           ==========    ============  ==========














     The accompanying notes are an integral part of these statements.

                                 I-3





           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
          For the three months ended March 31, 1997 and 1996
                                              UNAUDITED
                                    3 Months             3 Months
                                     ended                ended
                                    MARCH 31,            MARCH 31,
                                      1997                 1996
                                   -----------          -----------
Cash Flows from
 operating activities:
Net income                             109,412            122,205
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense             53,692             57,699
     Participation in income
       from joint venture               (8,612)            (7,342)
Increase (decrease) in assets:
     Rents receivable                      853                583
     Other assets                          188                365
Increase (decrease) in liabilities:
     Accounts payable and
        accrued liabilities            (36,988)           (37,409)
     Deferred rents                      1,496              1,351
     Tenant security deposits            6,868              3,610
                                       --------           --------
Net Cash Provided by
 Operating Activities:                 126,909            141,062

Cash flows from investing
 activities:
     Distributions from joint venture   11,062             13,520
     Purchases of property and
       equipment                            0                  0
 Net Cash Used for                    ---------          ---------
  Investing Activities:                  11,062            13,520











                                 I-4

Cash flows from financing
 activities:
 Cash distributions                  (116,835)            (110,346)
 Payments on Notes Payable             (2,366)              (2,006)
                                    ----------           ----------
Net Cash Provided by
  Financing Activities               (119,201)            (112,352)

Net Increase (Decrease)
 in Cash                               18,770               42,230
                                    ----------           ----------
Cash Balance at
 Beginning of Period                  430,686              255,037
                                    ----------           ----------
Cash Balance at End of Period         449,456              297,267
                                   ===========           ==========






























    The accompanying notes are an integral part of these statements.

                     RAL INCOME + EQUITY GROWTH V
                          LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Income + Equity Growth V Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1996. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership.

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

Net cash flow from operating activities for the three months ended March 31 was $126,909 in 1997 and $141,062 in 1996. Cash flow has decreased in large part due to increased repair and maintenance expense at the Partnership's Madison, Wisconsin apartment complex. Operating cash flow must now be built up and used to fund capital repairs of cement sidewalks and parking lots which, due to settling, are in need of major repair.

As of March 31, 1997, the Partnership had cash of approximately $449,456 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $244,000.

A distribution of cash flow from operations totaling approximately $111,000 was made to the Limited Partners in March, 1997. The total amount distributed to the Limited Partners in 1996 was approximately $438,000.

Results of Operations:

Gross revenues for the three months ended March 31 were $315,408 in 1997 and $315,697 in 1996. Cash operating expenses for the three months ended March 31, 1997 were $160,916 compared to $143,135 in 1996. The increase in operating expenditures is due to repair costs at the Muir Heights Apartment Complex in Madison, Wisconsin. Legal fees have also increased. The Partnership continues to pursue legal action against the contractor who built Muir Heights for damages caused by the above mentioned faulty construction. However, a current downtime in the case has caused a corresponding decrease in the legal fees associated with it.

Net income for the three months ended March 31, 1997 was $109,412 compared to $122,205 in 1996.

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the three months ended March 31, 1997 and calendar year 1996:
                                   3 Months ended
                                   March 31, 1997      1996
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               89%            90%

     2.   Cedar Crossing Apartments      99%            97%

     3.   Camelot Mobile Home Park       99%            94%

     4.   Muir Heights Apartments        87%            87%

     5.   Forest Downs Apartments        97%            96%

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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  May 12, 1997                     Robert A. Long
                                        ---------------------------
                                        Robert A. Long
                                        General Partner