Form 10-Q
period 1997-06-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1997-08-14
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                          June 30, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
              JUNE 30, 1997 AND DECEMBER 31, 1996
                                         UNAUDITED    AUDITED
                                          JUNE 30,   DECEMBER 31,
         ASSETS                            1997         1996
         ------                         ----------   ------------
Cash                                       461,655      430,686
Rents receivable                            11,271        8,800
Investment in joint venture                398,234      403,748
Other assets                                     0          188
Investment properties, net of
accumulated depreciation of
$1,741,897 in 1997 and $1,637,220
in 1996                                  6,303,350    6,406,428
Deferred charges                               521          771
                                        ----------   ----------
TOTAL ASSETS                             7,175,031    7,250,621
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses      151,124      166,874
Security deposits                          100,472       95,262
Deferred rent                                5,904       10,923
Mortgage payable                           105,722      110,448
                                        ----------   ----------
TOTAL LIABILITIES                          363,222      383,507

General partners' capital                 (113,411)    (110,645)
Limited partners' capital                6,925,220    6,977,759
                                        ----------  -----------
Partners' capital                        6,811,809    6,867,114

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,175,031    7,250,621
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                              I-1


                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
  For three months and six months ended June 30, 1997 and 1996
                                         UNAUDITED

                          3 Months  6 Months  3 Months  6 Months
                           ended     ended     ended     ended
                          JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                           1997      1997      1996      1996
                         ---------  --------  --------  --------
REVENUE:
     Rental income         304,606   606,105   296,831   599,373
     Interest income         5,204    10,070     3,749     7,016
     Gain on sale of assets    300       300         0         0
     Other income            8,560    17,603     7,703    17,591
                           -------   -------   -------   -------
                           318,670   634,078   308,283   623,980

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     admin. expenses       188,367   334,169   147,218   275,168

     Management fees        15,238    30,352    14,812    29,997

     Depreciation and
     amortization           54,110   107,802    57,824   115,523
                           -------   -------   -------   -------
     Total expenses        257,715   472,323   219,854   420,688
                           -------   -------   -------   -------
     Net income before
     participation in
     joint venture          60,955   161,755    88,429   203,292
                           -------   -------   -------   -------
     Participation in
     joint venture           7,998    16,610     8,075    15,417
                           -------   -------   -------   -------
NET INCOME                  68,953   178,365    96,504   218,709
                           =======   =======   =======   =======



     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
           For the six months ended June 30, 1997 and
                the year ended December 31, 1996
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1996    7,030,281    (107,880)    6,922,401

Net Income                    385,286      20,278       405,564

Cash Distributions paid      (437,808)    (23,043)     (460,851)
                           -----------  ----------   -----------
Balance, December 31, 1996  6,977,759    (110,645)    6,867,114
                           -----------  ----------   -----------
Net Income                    169,447       8,918       178,365

Cash Distributions paid      (221,986)    (11,684)     (233,670)
                           -----------  ----------   -----------
BALANCE, June 30, 1997      6,925,220    (113,411)    6,811,809
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





                                 I-3


           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
           For the six months ended June 30, 1997 and 1996
                                           UNAUDITED
                                    6 Months      6 Months
                                     ended         ended
                                    June 30,       June 30,
                                      1997          1996
                                   -----------   -----------
Cash Flows from
 operating activities:
Net income                             178,365     218,709
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense            107,802     115,523
     Participation in income
       from joint venture              (16,610)    (15,417)
     Gain on sale of assets               (300)          0
(Increase) decrease in assets:
     Rents receivable                   (2,471)     (2,894)
     Other assets                          188         747
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (20,769)    (18,802)
     Tenant security deposits            5,210       3,330
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 251,415     301,196

Cash flows from investing
 activities:
     Distributions from joint venture   22,124      25,197
     Purchases of property and
       equipment                        (4,474)          0
     Proceeds from sale of assets          300           0
 Net Cash Used for                    ---------  ---------
  Investing Activities:                 17,950      25,197











                                 I-4



Cash flows from financing
 activities:
 Cash distributions                   (233,670)   (227,182)
 Payments on notes payable              (4,726)     (4,063)
                                     ----------   ---------
Net Cash Provided by

  Financing Activities                (238,396)   (231,245)

Net Increase (Decrease)
 in Cash                                30,969      95,148
                                     ----------   ---------
Cash Balance at
 Beginning of Period                   430,686     255,037
                                     ----------   ---------
Cash Balance at End of Period          461,655     350,185
                                     ==========   =========




























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

Net cash flow from operating activities for the six months ended June 30 was $251,415 in 1997 and $301,196 in 1996.
Declining cash flow is a result of the following items:

1. Cash flow declined in large part due to increased repair and maintenance expense at the Partnership's Madison, Wisconsin apartment complex. Operating cash flow must now be built up and used to fund capital repairs of cement sidewalks and parking lots which, due to settling, are in need of major repair.

2. Legal fees and consulting expenses have increased $24,000 over last year related to the Partnership's case against the builders of the Muir Heights apartment complex (discussed below).

3. Increase in repair and maintenance expense of $13,600 at the Partnership's Pulaski, Wisconsin Mobile Home Park to repair water main leaks.




                                I-7


The Partnership has brought a law suit against the developer of the Muir Heights Apartments in Madison, Wisconsin. The developer has brought its subcontractors into the suit which has created delays in the case as the subcontractors now need to go through the discovery process. The Partnership retained an engineering firm to dig test pits adjacent to certain buildings in order to determine the exact nature of the problems and the cost to correct them. The physical work has been completed and the cost to correct the problems is being calculated.

As of June 30, 1997, the Partnership had cash of approximately $462,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $257,000.

A distribution of cash flow from operations totaling approximately $111,000 was made to the Limited Partners in May, 1997. The total amount distributed to the Limited Partners in 1996 was approximately $438,000.

Results of Operations:

Gross revenues for the six months ended June 30 were $634,078 in 1997 and $623,980 in 1996. Cash operating expenses for the six months ended June 30, 1997 were $364,521 compared to $305,165 in 1996. The increase in operating expenditures is due to a number of factors. First, as mentioned above, repair costs at the Muir Heights Apartment Complex in Madison, Wisconsin and at the mobile home park in Pulaski, Wisconsin have increased. Legal and consulting fees have also increased for the reasons mentioned in the Liquidity and Capital Resources section above.

Net income for the six months ended June 30, 1997 was $178,365 compared to $218,709 in 1996.

















                                 I-8

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the six months ended June 30, 1997 and calendar year 1996:
                                   6 Months ended
                                    June 30, 1997      1996
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               90%            93%

     2.   Cedar Crossing Apartments      98%            98%

     3.   Camelot Mobile Home Park       98%            91%

     4.   Muir Heights Apartments        87%            97%

     5.   Forest Downs Apartments        97%            99%



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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  August 6, 1997                   Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner