Form 10-Q
period 1997-09-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1997-11-17
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                      September 30, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                         UNAUDITED    AUDITED
                                      SEPTEMBER 30, DECEMBER 31,
         ASSETS                            1997         1996
         ------                         ----------   ------------
Cash                                       447,923      430,686
Rents receivable                            10,629        8,800
Investment in joint venture                400,624      403,748
Other assets                                   564          188
Investment properties, net of
accumulated depreciation of
$1,795,604 in 1997 and $1,637,220
in 1996                                  6,249,643    6,406,428
Deferred charges                               333          771
                                        ----------   ----------
TOTAL ASSETS                             7,109,716    7,250,621
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses      121,448      166,874
Security deposits                          102,646       95,262
Deferred rent                                7,694       10,923
Mortgage payable                           103,364      110,448
                                        ----------   ----------
TOTAL LIABILITIES                          335,152      383,507

General partners' capital                 (114,572)    (110,645)
Limited partners' capital                6,889,136    6,977,759
                                        ----------  -----------
Partners' capital                        6,774,564    6,867,114

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,109,716    7,250,621
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                              I-1


                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
For three months and nine months ended September 30, 1997 and 1996
                                         UNAUDITED

                          3 Months  9 Months  3 Months  9 Months
                           ended     ended     ended     ended
                         SEPT. 30, SEPT. 30, SEPT. 30, SEPT. 30,
                           1997      1997      1996      1996
                         ---------  --------  --------  --------
REVENUE:
     Rental income         304,956   911,061   291,547   890,920
     Interest income         5,098    15,168     3,961    10,977
     Gain on sale of assets      0       300         0         0
     Other income            9,076    26,679     8,437    26,028
                           -------   -------   -------   -------
                           319,130   953,208   303,945   927,925

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     admin. expenses       165,897   500,066   161,175   436,343

     Management fees        15,508    45,860    14,559    44,556

     Depreciation and
     amortization           53,894   161,696    57,878   173,400
                           -------   -------   -------   -------
     Total expenses        235,299   707,622   233,612   654,299
                           -------   -------   -------   -------
     Net income before
     participation in
     joint venture          83,831   245,586    70,333   273,626
                           -------   -------   -------   -------
     Participation in
     joint venture           9,765    26,375     9,241    24,657
                           -------   -------   -------   -------
NET INCOME                  93,596   271,961    79,574   298,283
                           =======   =======   =======   =======



     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
       For the nine months ended September 30, 1997 and
                the year ended December 31, 1996
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1996    7,030,281    (107,880)    6,922,401

Net Income                    385,286      20,278       405,564

Cash Distributions paid      (437,808)    (23,043)     (460,851)
                           -----------  ----------   -----------
Balance, December 31, 1996  6,977,759    (110,645)    6,867,114
                           -----------  ----------   -----------
Net Income                    258,363      13,598       271,961

Cash Distributions paid      (346,986)    (17,525)     (364,511)
                           -----------  ----------   -----------
BALANCE, September 30, 1997 6,889,136    (114,572)    6,774,564
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





                                 I-3


           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
        For the nine months ended September 30, 1997 and 1996
                                           UNAUDITED
                                   9 Months      9 Months
                                    ended         ended
                                 September 30,  September 30,
                                     1997          1996
                                  -----------   -----------
Cash Flows from
 operating activities:
Net income                             271,961     298,283
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense            161,696     173,400
     Participation in income
       from joint venture              (26,375)    (24,657)
     Gain on sale of assets               (300)          0
(Increase) decrease in assets:
     Rents receivable                   (1,829)     (4,508)
     Other assets                         (376)      2,156
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (48,653)    (16,300)
     Tenant security deposits            7,384       1,244
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 363,508     429,618

Cash flows from investing
 activities:
     Distributions from joint venture   29,498      31,342
     Purchases of property and
       equipment                        (4,474)     (3,851)
     Proceeds from sale of assets          300           0
 Net Cash Used for                    ---------  ---------
  Investing Activities:                 25,324      27,491










                                 I-4



Cash flows from financing
 activities:
 Cash distributions                   (364,511)   (344,017)
 Payments on notes payable              (7,084)     (6,171)
                                     ----------   ---------
Net Cash used for
  Financing Activities                (371,595)   (350,188)

Net Increase (Decrease)
 in Cash                                17,237     106,921
                                     ----------   ---------
Cash Balance at
 Beginning of Period                   430,686     255,037
                                     ----------   ---------
Cash Balance at End of Period          447,923     361,958
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

Net cash flow from operating activities for the nine months ended September 30 was $363,508 in 1997 and $429,618 in 1996.
Decreased cash flow is a result of the following items:

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

3. Increase in repair and maintenance expense of $12,400 at the Partnership's Pulaski, Wisconsin mobile home park to repair water main leaks.

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

As of September 30, 1997, the Partnership had cash of approximately $448,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $232,000.

A distribution of cash flow from operations totaling approximately $125,000 was made to the Limited Partners in August, 1997. The total amount distributed to the Limited Partners in 1996 was approximately $438,000.

Results of Operations:

Gross revenues for the nine months ended September 30 were $953,208 in 1997 and $927,925 in 1996. The increase is the result of rent increases at all the Partnership's properties.

Cash operating expenses for the nine months ended September 30, 1997 were $545,926 compared to $480,899 in 1996.

The increase in operating expenditures is due to a number of factors. First, as mentioned above, repair costs at the Muir Heights Apartment Complex in Madison, Wisconsin and at the mobile home park in Pulaski, Wisconsin have increased. Legal and consulting fees have also increased for Muir Heights for the reasons mentioned in the Liquidity and Capital Resources section above. In addition, partnership administration expenses have increase by approximately $14,000.

Net income for the nine months ended September 30, 1997 was $271,961 compared to $298,283 in 1996.

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the nine months ended September 30, 1997 and calendar year 1996:
                                   9 Months ended
                                 September 30, 1997    1996
                                 ------------------    ----
     1.   Evergreen Estates
          Mobile Home Park               90%            93%

     2.   Cedar Crossing Apartments      99%            98%

     3.   Camelot Mobile Home Park       98%            91%

     4.   Muir Heights Apartments        86%            97%

     5.   Forest Downs Apartments        94%            99%


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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  November 8, 1997                 Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner