Form 10-K
period 1997-12-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1998-03-30
CIK 832310

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For the fiscal year ended
                          December 31, 1997
                                 OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                           1997 FORM 10-K
                          TABLE OF CONTENTS
                          -----------------

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

The Registrant itself employs individual onsite managers and maintenance personnel in the mobile home parks and apartment complexes. The Registrant employed six at March 27, 1998.

The Partnership utilized the net offering proceeds to acquire the real property investments as described under "Properties" (Item 2).

The Registrant originally acquired six real property investments, utilizing the net offering proceeds available for investment. The Registrant sold one of the original properties on December 30, 1997.

Provided below is certain financial information by property type for the three years covered by this report:

                     Apartment         Mobile Home       Commercial
                     Complexes            Parks          Properties
                 ----------------   ---------------- --------------
                 1997  1996  1995   1997  1996  1995 1997 1996 1995

Number of properties
owned at December 31:
                    2     3     3      2     2     2    1    1   1

Gross rental
revenues (000's) $627  $617  $623   $535  $507  $463  $52  $51  $51


Item 2.  PROPERTIES

As of March 27, 1998, the Registrant owned the following properties:

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

Leases on Investment Properties:

The mobile home parks and apartments lease out rental spaces
(apartments) and receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                         Occupancy Rate
                              ------------------------------------

                              1997    1996    1995    1994    1993
                              ----    ----    ----    ----    ----
Camelot MHP                    98%     94%     90%     99%     98%
Evergreen MHP                  91%     90%     92%     91%     88%
Muir Heights Apts.             85%     87%     95%     99%     96%

The following is a listing of the average annual per unit rental rates for the Partnership's material properties for each of the last five years:
                                  Annual Per Unit Rental Rate
                             ------------------------------------
                             1997    1996    1995    1994    1993
                             ----    ----    ----    ----    ----
Camelot MHP               $1,986    1,873   1,610   1,643   1,559
Evergreen MHP             $2,459    2,399   2,248   2,179   2,269
Muir Heights Apts.        $6,924    6,803   6,367   6,242   6,086

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

     Type of Asset        Rate       Method       Depreciable Life
     -------------        ----       ------       ----------------
     Land Improvements     SL         MACRS          15-40 Year
     Building              SL         MACRS          31.5-40 Year
     Equipment            DDB         MACRS          7-12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                               1997        1996        1995
                               ----        ----        ----
Camelot MHP
  Tax rate                   .036411     .033981      .03517
  Real estate taxes          $22,559      21,198      20,834
Evergreen MHP
  Tax rate                   .027986     .028409     .029600
  Real estate taxes          $19,260      18,122      18,882
Muir Heights Apts.
  Tax rate                   .027369     .027998     .032068
  Real estate taxes          $60,622      60,195      68,945


Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1997.


















                           PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a)&(b) As of March 27, 1998, there were approximately 1,150 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds is distributed 95% to the Limited Partners and 5% to the General Partners, at least semi -annually. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

           Year Ended  Year Ended  Year Ended Year Ended Year Ended
            12/31/97    12/31/96    12/31/95   12/31/94   12/31/93
            --------    --------    --------   --------   --------
Rental Income
            $1,213,683 $1,174,732 $1,136,844  $1,109,467 $1,071,488

Interest Income 21,846     15,495      8,176      4,676       5,959

Net Income     574,072    405,564    280,769    279,261     268,031

Total Assets 7,271,980  7,250,621  7,319,180  7,366,491   7,642,215

Note Payable   101,215    110,448    118,718         0           0

Distributions to
  Limited Ptnrs:
  Cash Flow    471,986    437,808    415,612    530,300     604,295
  Return of Capital
                    0          0          0         0           0

Per Interest Data:(A)

  Distributions  47.84      44.38      42.13      53.75       61.25
  Net Income     44.45      39.05      27.04      26.89       25.81

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

The Partnership has purchased six income-producing properties to-date (see Item (2)). The Partnership sold one of the mobile home parks on December 30, 1997.

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

Net cash flow provided from operating activities was $505,000 in 1997, $598,000 in 1996, and $501,000 in 1995. As of December 31,
1997, the Partnership had cash of approximately $1,695,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total short term liabilities were approximately $227,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $84,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments in 1998. The Partnership expects to meet all of its obligations as they come due.

Total distributions to Limited Partners in 1997 were approximately
$472,000.

During 1995, the Partnership financed a 17 pad expansion of the Camelot mobile home park in Pulaski, Wisconsin, with a $125,000 bank loan. The note has a 5 year term with a 9.95% interest rate and is secured by a real estate mortgage on the improved lots and a general business security agreement. The pads were completed and ready for occupancy June 1, 1995.

Results of Operations:

Net income for the year ended December 31, 1997 was $574,000 compared to $406,000 in 1996 and $281,000 in 1995. This included
$36,000 of income in 1997, $34,000 in 1996 and $34,000 in 1995 related to the investment in the Cedar Crossings apartment complex.
On December 30, 1997 the Partnership sold the Forest Downs
Apartment Complex which resulted in a gain on the sale of the property of $154,000.

The following is a listing of approximate average physical
occupancy rates for the Partnership's residential properties for the periods covered by this report:
                                  1997        1996       1995
                                  ----        ----       ----
1.  Evergreen Estates
      Mobile Home Park             91%         90%         92%

2.  Cedar Crossing Apartments      96%         97%        100%

3.  Camelot Mobile Home Park       98%         94%         90%

4.  Muir Heights Apartments        85%         87%         95%

5.  Forest Downs Apartments        96%         96%         99%


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

Potential Sale of Partnership Properties

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 56, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.


John A. Hanson, age 56, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 52, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 65, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green
Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 44, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1981 and left at the end of 1984 to found his current firm.






























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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 27, 1998.

(b) As of March 27, 1998, the General Partners beneficially owned the following Interests in the Partnership:

Title of Class              Name of Partner       Percent of Class
--------------              ---------------       ----------------
General Partnership         Robert A. Long             53.79%
Interests                   John A. Hanson             19.20
                            Thomas R. Brophy           17.07
                            Bart Starr                  9.94
                                                      ------
                                                      100.00
                                                    ========

      As of March 27, 1998, the General Partners own 3 Limited
      Partnership Interests in the Registrant.

(c)   None

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
The Partnership sold Forest Downs Apartments to Great Lakes
Investors, LLC during 1997. Doug Heston is a member of Great Lakes Investors, LLC. Mr. Heston is also the President of First
Financial Realty Management, Inc. which is the company contracted by the Partnership to perform certain property and partnership management services.

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

The General Partners receive 5% of all Cash Available for
Distribution. Distributions paid to the General Partners were $25,000 in 1997, $23,000 in 1996, and $22,000 in 1995.

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

(d)   Financial Statement Schedule
      See Index to Financial Statements and Financial Statement
      Schedule on Page F-1.




































          RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 (A Wisconsin Limited Partnership)

                   INDEX TO FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE

             COVERED BY REPORTS OF INDEPENDENT AUDITORS

Report of Independent Auditors                              F-2

Balance Sheets at December 31, 1997 and 1996                F-3

Statements of Income for the years ended
December 31, 1997, 1996 and 1995                            F-4

Statements of Partners' Equity for the
years ended December 31, 1997, 1996 and 1995                F-5

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                            F-6

Notes to Financial Statements                          F-7 to F-15

Financial statement schedule:  III - Real estate
and accumulated depreciation                          F-16 to F-20

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

















                    INDEPENDENT AUDITOR'S REPORT


February 20, 1998



To the Partners of
RAL Income + Equity Growth V Limited Partnership

We have audited the accompanying Balance Sheets of RAL Income + Equity Growth V Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1997 and 1996, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL Income + Equity Growth V Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                   Balance Sheets
                                 As of December 31,
    ASSETS - Note #5                      1997       1996
    ------                                ----       ----
Income-Producing Properties - Notes #1, #3, and #4
---------------------------
 Buildings and land improvements        5,149,016  6,420,132
 Equipment                                 90,657    256,111
                                        ---------  ---------
                                        5,239,673  6,676,243
 Less:  Accumulated depreciation        1,400,882  1,637,220
                                        ---------  ---------
                                        3,838,791  5,039,023
 Land                                   1,157,190  1,367,405
                                        ---------  ---------
Total Income-Producing Properties       4,995,981  6,406,428
                                        ---------  ---------
Other
-----
 Cash and cash equivalents - Note #1    1,694,720    430,686
 Rent and other receivables - Note #1      10,113      8,800
 Note receivable - related party
    - Notes #1 and #6                     142,500       -
 Investment in joint venture - Note #2    402,830    403,748
 Deferred charges - Note #1                25,272        771
 Prepaid expenses                             564        188
                                        ---------  ---------
    Total Other                         2,275,999    844,193
                                        ---------  ---------
      Total Assets                      7,271,980  7,250,621
                                        =========  =========

    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------
Liabilities
-----------
 Accounts payable and accrued expenses -
    Note #6                               132,980    166,874
 Deferred rents                             9,742     10,923
 Tenants' security deposits                83,684     95,262
 Note payable - Note #5                   101,215    110,448
                                        ---------  ---------
    Total Liabilities                     327,621    383,507
                                        ---------  ---------










Partners' Equity (Deficit)
--------------------------
 General partners                            -      (110,645)
 Limited partners                       6,944,359  6,977,759
                                        ---------  ---------
    Total Partners' Equity              6,944,359  6,867,114
                                        ---------  ---------
      Total Liabilities
        and Partners' Equity            7,271,980  7,250,621
                                        =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                                 Statements of Income
                                 --------------------
                            For the years ended December 31,
                                      1997       1996       1995
                                      ----       ----       ----
Revenue
-------
 Rental income                     1,213,683  1,174,732  1,136,844
 Gain on sale of investment
   property                          153,512        -          -
                                  ---------   ---------  ---------
    Total Revenues                 1,367,195  1,174,732  1,136,844
                                  ----------  ---------  ---------
Expenses
--------
 Property management fees             60,738     58,765     56,943
 Administrative expenses             172,167    135,486    171,495
 Property operating expenses         447,337    414,450    427,409
 Amortization and depreciation       194,015    230,859    264,065
                                  ----------  ---------  ---------
    Total Expenses                   874,257    839,560    919,912
                                  ----------  ---------  ---------
 Income Before Other Income and Income
    from Joint Venture               492,938    335,172    216,932
                                  ----------  ---------  ---------
Other Income (Expense)
----------------------
 Interest income                      21,846     15,495      8,176
 Interest expense                     (12,140)   (13,626)  (12,781)
 Miscellaneous                        35,173     34,163     34,530
 Gain on sale of fixed assets            300       -          -
                                  ----------  ---------  ---------
    Total Other Income                45,179     36,032     29,925
                                  ----------  ---------  ---------
    Total Other Income Before
     Income From Joint Venture       538,117    371,204    246,857

      Net Income from Joint Venture   35,955     34,360     33,912
                                  ----------  ---------  ---------
      Net Income                     574,072    405,564    280,769
                                  ==========  =========  =========
Net income per limited
  partner interest - Note #9           44.45      39.05      27.04
                                  ==========  =========  =========
Allocation of Income:
  Limited partners                   438,586    385,286    266,731
  General partners                   135,486     20,278     14,038
                                  ----------  ---------  ---------
                                     574,072    405,564    280,769
                                  ==========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                             Statements of Partners' Equity
                             ------------------------------
                             For the years ended December 31,
                  Limited   General  1997     1996      1995
                 Partners  Partners  Total    Total     Total
                 --------  --------  -----    -----     -----
Capital contributions:
 Contributed
   cash       9,866,000      100   9,866,100  9,866,100  9,866,100
 Less: Syndication
   costs      1,085,260     -      1,085,260  1,085,260  1,085,260
              ---------   -------  ---------  ---------  ---------

  Net contributions
              8,780,740       100  8,780,840  8,780,840  8,780,840
              ---------   -------  ---------  ---------  ---------

Accumulated income:
 Balance,
   beginning  2,540,692   117,867  2,658,559  2,252,995  1,972,226
 Current
   net income   438,586   135,486    574,072    405,564    280,769
              ---------   -------  ---------  ---------  ---------

 Balance,
   ending     2,979,278   253,353  3,232,631  2,658,559  2,252,995
              ---------   -------  ---------  ---------  ---------

Accumulated distributions:
 Balance,
   beginning
             (4,343,673) (228,612)(4,572,285)(4,111,434)(3,673,948)

 Current distributions
               (471,986)  (24,841)  (496,827)  (460,851)  (437,486)
              ---------   -------  ---------  ---------  ---------
 Balance,
   ending     (4,815,659)(253,453)(5,069,112)(4,572,285)(4,111,434)
              ---------   -------  ---------  ---------  ---------

Total Partners'
 Equity
              6,944,359      -     6,944,359  6,867,114  6,922,401
              =========   =======  =========  =========  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                               Statements of Cash Flows
                               ------------------------
                            For the years ended December 31,
                                     Cash Increase or (Decrease)
                                     ---------------------------
                                     1997       1996       1995
                                     ----       ----       ----
Cash Flows From Operating Activities
------------------------------------
 Net income                         574,072    405,564    280,769
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization and depreciation   194,015    230,859    264,065
    Income from joint venture       (35,955)   (34,360)   (33,912)
    (Gain) on sale of investment
      properties and fixed assets  (153,812)      -          -

Decrease (increase) in
----------------------
 Rent and other receivables, net     (1,313)    (1,371)     2,969
 Deferred charges                   (24,751)      -        (1,250)
 Prepaid expenses                      (376)     2,538     (2,726)

Increase (decrease) in
----------------------
 Accounts payable and
   accrued expenses                 (35,075)    (5,879)   (17,717)
 Tenants' security deposits         (11,578)       877      8,405
                                    -------    -------    -------
    Net Cash Provided by
       Operating Activities         505,227    598,228    500,603
                                    -------    -------    -------
Cash Flows From Investing Activities
------------------------------------
 Additions to income-producing properties
  (net of escrow deposits)          (44,854)    (3,851)  (147,618)
 Distributions received from
   joint venture                     36,873     50,393     49,164
 Proceeds from sale of income-
   producing properties           1,272,848       -          -
                                  ---------    -------    -------
    Net Cash Provided (Used) by
     Investing Activities         1,264,867     46,542    (98,454)
                                  ---------    -------    -------






Cash Flows From Financing Activities
------------------------------------
 Proceeds from note payable             -         -       125,000
 Principal payments on note payable   (9,233)   (8,270)    (6,282)
 Distributions to partners           496,827  (460,851)  (437,486)
                                   ---------   -------    -------
  Net Cash (Used) by
     Financing Activities           (506,060) (469,121)  (318,768)
                                   ---------   -------    -------

  Net Increase in Cash             1,264,034   175,649     83,381

   Cash and cash equivalents-
      Beginning of Year              430,686   255,037    171,656
                                   ---------   -------    -------
   Cash and cash equivalents -
      End of Year                  1,694,720   430,686    255,037
                                   =========   =======    =======
Supplementary Information
      Interest Paid                   12,143    13,654     12,306
                                   =========  ========    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

      RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                 Notes to Financial Statements
                ------------------------------
     For the years ended December 31, 1997, 1996 and 1995

Note #1     Nature of Business and Summary of Significant
-------     ---------------------------------------------
            Accounting Policies
            -------------------
A.   Nature of Business
     ------------------

RAL Income + Equity Growth V Limited Partnership (the
Partnership) is a Wisconsin limited partnership formed on April
1, 1988 under the provisions of the Wisconsin Revised Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell real estate properties. The Partnership owns four properties. It operates two mobile home parks and one apartment complex located in the upper midwest. One apartment complex was sold on December 31, 1997. It holds a minority interest in another apartment complex located in Maryland. The Partnership also leases a commercial property to a retail/service business in the upper midwest. The Partnership will terminate December 31, 2018, except in the event of prior sale of the Partnership's properties, action by a majority interest of the limited partners or certain other events.

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







C.   Income-Producing Properties
     ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area. Adjustments to these values are made by management when deemed appropriate.

For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, building and land improvements are depreciated using the straight-line method while equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:

                                         Depreciable Lives
                                       ------------------------
                                       Financial     Income Tax
                                       Reporting     Reporting
                                       ----------    ----------
Land improvements                       30 years    15-20 years
Buildings                               30 years    27.5-40 years
Equipment                                5 years    5-12 years


D.   Allowance for Doubtful Accounts
     -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, no allowance for doubtful accounts was necessary for the years ended December 31, 1997 and 1996.

















E.   Deferred Charges
     ----------------
Costs incurred in obtaining financing have been capitalized and are being amortized over the five year term of the agreement.

Deferred charges consist of the following at December 31,
                                               1997      1996
                                               ----      ----
                 Professional fees           24,751      -
                 Loan acquisition costs       1,250     1,250
                                             ------     -----
                                             26,001     1,250
                 Less:  Accumulated
                         amortization           729       479
                                             ------    ------
                                             25,272       771
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
[CAPTION]
                                        1997     1996     1995
                                        ----     ----     ----
[S]                                    [C]      [C]      [C]
Net income per Statements of Income    574,072  405,564  280,769
Difference in depreciation/
   sale of equipment                  (103,860) (77,587) (52,480)
Difference in gain/loss on sale
   of investment properties            (40,935)    -        -
Difference in participation
   in income from joint venture         14,482   15,308   16,215
Prepaid rent                            (1,181)   4,128   (2,548)
                                       -------  -------  -------
Net income for tax purposes            442,578  347,413  241,956
                                       =======  =======  =======
[/TABLE]
                              F-9

H.   Cash and Cash Equivalents
     -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $1,598,523 and $343,410 for the years ended December 31, 1997 and 1996, respectively.

I.   Fair Value of Financial Instruments
     -----------------------------------
Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

J.   Note Receivable
     ---------------
On December 31, 1997, an apartment complex was sold in exchange for a $142,500 promissory note, secured by the property and cash proceeds. The terms of the note require annual interest payments at 9% with the unpaid principal and interest due December 31, 2000. For purposes of the Statements of Cash Flows, this was treated as a non-cash transaction.

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
















Summarized balance sheet information pertaining to the joint venture as of December 31 is as follows:

                                            1997       1996
                                            ----       -----
            Income-producing property
              Land                        471,017    471,017
              Land improvements           164,055    164,055
              Buildings                 3,365,231  3,337,811
              Equipment                   286,078    286,078
                                        ---------  ---------
                                        4,286,381  4,258,961
              Less:  Accumulated
                        depreciation    1,393,710  1,276,146
                                        ---------  ---------
            Net property and equipment  2,892,671  2,982,815

            Other assets                  168,989     75,898
                                        ---------  ---------
              Total Assets              3,061,660  3,058,713
                                        =========  =========
            Liabilities                    64,268     53,852
            Equity                      2,997,392  3,004,861
                                        ---------  ---------
            Total Liabilities and
               Equity                   3,061,660  3,058,713
                                        =========  =========

Operating results of the joint venture consist of the following for the years ended December 31:
                                        1997      1996      1995
                                        ----      ----      ----
            Revenue                   677,724   658,186   651,382
            Operating expenses       (267,628) (261,012) (238,287)
            Depreciation             (117,564) (117,619) (137,190)
                                      -------   -------   -------
            Net Income                292,532   279,555   275,905
                                      =======   =======   =======
            Partnership's share
               of net income           35,955    34,360    33,912
                                      =======   =======   =======




Note #3     Income-Producing Properties
-------     ---------------------------

A summary of income-producing properties as of December 31 follows:
                                         1997        1996
                                         ----        ----
Apartment complexes
   (one in 1997 and two in 1996)        2,871,523  4,560,286

Mobile home parks
   (two in 1997 and 1996)               3,082,440  3,040,462

Retail properties
   (one in 1997 and 1996)                 442,900    442,900
                                        ---------  ---------
                                        6,396,863  8,043,648
Less:  Accumulated depreciation         1,400,882  1,637,220
                                        ---------  ---------
                                        4,995,981  6,406,428
                                        =========  =========

During 1997, the Partnership recorded a gain on the sale of one apartment complex in the amount of $153,512.

At December 31, 1997, Muir Heights, an apartment complex, continues to have repair expenses and capital expenditures that significantly impact cash flow. The general partners believe that these expenditures are the result of construction defects caused by the construction methods of the seller (developer of the property) and commenced a lawsuit in 1993 to ascertain the amount of and recover damages from the seller of the property. The general partners believe that the continued structural problems could diminish the value to a future purchaser of the property. In accordance with generally accepted accounting principles, since the future cash flows support the carrying value of the property, an impairment loss is not required to be recognized at December 31, 1997.















Note #4     Leases of Income-Producing Properties
-------     -------------------------------------

The Partnership leases space to a tenant under a noncancellable operating lease with a term of twenty years.  Future minimum annual rental commitments receivable under the long-term lease agreement at December 31, 1997, is as follows:
                 1998                          53,000
                 1999                          53,000
                 2000                          53,000
                 2001                          53,000
                 2002                          53,600
                 After 2002                   260,800
                                              -------
                                              526,400
                                              =======

The Partnership also operates two mobile home parks which have a total of 251 rental spaces. As of December 31, 1997 and 1996, a total of 235 and 231 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $535,000, $507,000 and $460,000 in 1997, 1996 and 1995, respectively.

The Partnership also operates one apartment complex which has a total of 66 rental units. On December 31, 1997, the Partnership sold an apartment complex which had 35 rental units. As of December 31, 1997 and 1996, a total of 56 and 86 units, respectively, were leased. The apartment complexes receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the apartment complexes was approximately $627,000, $618,000 and $622,000 in 1997, 1996 and 1995, respectively.

Note #5     Note Payable
-------     ------------
                                                 1997       1996
                                                ------     ------
The Company is indebted to Mitchell Bank on
a five year note dated February 16, 1995.
The note requires monthly payments of $1,658
including interest at 9.95% plus a balloon
payment due February 16, 2000.  The note is
secured by a real estate mortgage on the
improved lots at a mobile home park located
in Pulaski, Wisconsin and a general business
security agreement.
                                               101,215     110,448
                                               =======     =======

The following is a maturity schedule of notes payable as of
December 31, 1997:
                 1998                          10,338
                 1999                          11,415
                 2000                          79,462
                                              -------
                Total                         101,215
                                              =======

Note #6  Related Party Transactions
-------  --------------------------
The Partnership sold one of its apartment complexes to a related party, Great Lakes Investors, LLC, for $1,425,000. In connection with the sale, the Partnership has a note receivable from the related party as described in Note #1F and owes the related party $3,005 for settlement of rents.

An owner of Great Lakes Investors, LLC is also an owner of First Financial Realty Management, Inc. which is the company contracted by the Partnership and an affiliate of the General partners to perform certain property and partnership management services.

Note #7     General Provisions of the Limited Partnership Agreement
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

In general, subject to certain limitations, all income from the sale of property will be allocated first to the limited partners with deficit capital accounts, then to the limited partners to the extent of any depreciation deductions not included in their deficit capital accounts, and then to the general partners in an amount equal to the general partners' share of the amount distributable to the general partners as sale or refinancing proceeds and the remainder to the limited partners in proportion to the number of interests held by each of them on the date of such sale or other disposition provided that the general partners shall be allocated at least 1% of such income. Notwithstanding the aforementioned ordering of allocations, any income from the sale of property is allocated to the general partners to the extent necessary to eliminate any deficit in their capital accounts that will not be restored by income from future sales of property based upon the general partners' determination. Losses on the sale of property will be allocated 95% to the limited partners and 5% to the general partners.
                              F-14
At least semi-annually, Cash Available for Distribution (as defined in the partnership agreement) from operations is distributed 95% to the limited partners and 5% to the general partners.

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

Note #8     Potential Sale of Partnership Properties
-------     ----------------------------------------
The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

The professional fees included as an asset in deferred charges on the balance sheet (Note #1E) were included as a result of this potential sale.

Note #9     Earnings per Share Disclosures
-------     ------------------------------
The following illustrates the calculation of the basic earnings per share calculation for the years ended December 31,

                                        1997      1996      1995
                                        ----      ----      ----
[S]                                   [C]       [C]       [C]
Income available to limited partners
(numerator)                           438,586   385,286   266,731
                                      =======   =======   =======
Limited partners interest
(denominator)                           9,866     9,866     9,866
                                      =======   =======   =======
Per-share amount                        44.45     39.05     27.04
                                      =======   =======   =======






RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
    December 31, 1997
            Col. A        Col. B           Col. C
------------------------  -------  ----------------------------
                                   Initial Cost to Partnership
                                   ----------------------------

                                                     Buildings
                            Encum-                      and
Description                brances       Land       Improvements

-------------------------  -------  --------------  ------------
Evergreen Estates MHP       (a)     $  526,313      $1,260,230
Faribault, MN

Champion Auto Service Center(a)        131,040         311,860
Ashwaubenon, WI

Camelot MHP                 (a)        175,506         315,212
Pulaski, WI

Muir Heights Apartments     (a)        324,331       2,463,332
Madison, WI

Forest Downs Apartments     (a)        210,215       1,470,651
Hales Corners, WI                    ----------      ----------

Total                               $1,367,405      $5,821,285
                                     =========       =========


















RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1997


    Col. A           Col. D                  Col. E
----------------  ----------------- ------------------------
                                    Gross Amount at which carried
                  Costs Capitalized    at Close of Period
                  Subsequent to     ------------------------
                  Acquisition
                  -----------------
                                         Buildings and
Description     Improvements(b)  Land    Improvements(b) Total(c)
--------------- --------------- ------- --------------- --------
Evergreen Estates $ 67,443   $  526,313  $1,327,673    $1,853,986
Faribault, MN

Champion Auto            0      131,040     311,860       442,900
Ashwaubenon, WI

Camelot MHP        737,736      175,506   1,052,948     1,228,454
Pulaski, WI

Muir Heights        83,861      324,331   2,547,193     2,871,524
Madison, WI

Forest Downs    (1,680,866)           0           0             0
Hales Corners, WI---------    ---------   ---------    ----------

Total           $ (791,826)  $1,157,190  $5,239,674    $6,396,864
                 =========    =========   =========     =========
















RAL-INCOME & EQUITY GROWTH V LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation (Cont'd)
    December 31, 1997


     Col. A         Col. F        Col. G      Col. H      Col. I
----------------  ------------  ------------  --------- -----------
                                                        Depreciable
                  Accumulated                   Date     Life per
                  Depreciation    Date of    Acquired by  Income
Description       (Book Basis)  Construction Partnership  Statement
----------------  ------------  ------------  --------- -----------
Evergreen Estates  $  415,675       1969       07/29/88      (d)
Faribault, MN

Champion Auto          88,358       1987       02/28/89      (d)
Ashwaubenon, WI

Camelot MHP           211,868       VAR        10/17/89      (d)
Pulaski, WI

Muir Heights          684,981       1988       01/12/90      (d)
Madison, WI

Forest Downs                0       1990       01/03/91       (d)
Hales Corners      ----------

Total              $1,400,882
                   ==========



















                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                     (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a) All properties are unencumbered at December 31, 1997, except for Camelot Mobile Home Park's most recent expansion as discussed previously.

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

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                               Years
                                  -------------------------------
                                   Financial             Income
                                   Statement               Tax
                                   Purposes             Purposes
                                   ---------            --------
  Buildings and Improvements         30                   15-40
  Personal Property                   5                    7-12

(e)          Reconciliation of Real Estate
   -----------------------------------------------
  Balance at January 1, 1995                           $7,892,179

    Acquisitions                                                0
    Improvements                                          147,618
                                                        ---------
  Balance at December 31, 1995                          8,039,797

    Acquisitions                                                0
    Improvements                                            3,851
                                                        ---------
  Balance at December 31, 1996                          8,043,648

    Acquisitions                                                0
    Improvements                                           44,854
    Cost of investment property sold                   (1,691,640)
                                                        ---------
  Balance at December 31, 1997                         $6,396,862
                                                        =========

                 RAL-YIELD EQUITIES V LIMITED PARTNERSHIP
                      (A Wisconsin Limited Partnership)

                 Reconciliation of Accumulated Depreciation


Balance at January 1, 1995                              $1,153,696

  Depreciation expense for the period                      252,915
                                                         ---------
Balance at December 31, 1995                             1,406,611

  Depreciation expense for the period                      230,609
                                                         ---------
Balance at December 31, 1996                             1,637,220

  Depreciation expense for the period                      193,765
  Cost of investment property sold                        (430,103)
                                                         ---------
Balance at December 31, 1997                            $1,440,882
                                                         =========



























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


DATE:  March 27, 1998
       -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                        Date
-----------------------------------------------------------------

Robert A. Long           Managing Partner               3/27/98
--------------------     RAL Asset Management         ----------
Robert A. Long           Group and General
                         Partner of RAL Income +
                         Equity Growth V
                         Limited Partnership

John A. Hanson           Partner - RAL Asset             3/27/98
--------------------     Management Group and          ----------
John A. Hanson           General Partner of
                         RAL Income + Equity
                         Growth V Limited
                         Partnership

Douglas C. Heston        President, First Financial      3/27/98
--------------------     Realty Management             ----------
Douglas C. Heston