Form 10-Q
period 1998-03-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1998-05-15
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                         March 31, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
             MARCH 31, 1998 AND DECEMBER 31, 1997
                                         UNAUDITED      AUDITED
                                         MARCH 31,     DECEMBER 31,
         ASSETS                            1998           1997
         ------                         ----------     ------------
Cash                                     1,733,652      1,694,720
Rents receivable                             7,794         10,113
Note receivable                            142,500        142,500
Investment in joint venture                394,186        402,830
Other assets                                 4,707            564
Investment properties, net of
accumulated depreciation of
$1,464,628 in 1998 and $1,400,882
in 1997                                  4,936,737      4,995,981
Deferred charges                            26,086         25,272
                                        ----------     ----------
TOTAL ASSETS                             7,245,662      7,271,980
                                        ==========     ==========

LIABILITIES AND PARTNER CAPITAL
-------------------------------
Accounts payable and accrued expenses      138,065        132,980
Security deposits                           84,314         83,684
Deferred rents                               4,276          9,742
Mortgage payable                            98,740        101,215
                                        ----------     ----------
TOTAL LIABILITIES                          325,395        327,621

General partners' capital                    5,045              0
Limited partners' capital                6,915,222      6,944,359
                                        ----------    -----------
Partners' capital                        6,920,267      6,944,359

TOTAL LIABILITIES AND
PARTNER CAPITAL                          7,245,662      7,271,980
                                        ==========     ==========


   The accompanying notes are an integral part of these statements.



                              I-1

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
       For the three months ended March 31, 1998 and 1997
                                               UNAUDITED
                                        3 Months       3 Months
                                          ended          ended
                                        MARCH 31,      MARCH 31,
                                          1998          1997
                                        ---------      ---------
REVENUE:
     Rental income                        254,345        301,499
     Interest income                       25,973          4,865
     Other income                           4,665          9,044
                                          -------        -------
                                          284,983        315,408

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     administrative expenses              117,561        145,802

     Management fees                       12,499         15,114

     Depreciation and
     Amortization                          63,807         53,692
                                        ---------      ---------
     Total expenses                       193,867        214,608
                                        ---------      ---------
     Net income before
     participation in
     joint venture                         91,116        100,800
                                        ---------      ---------
     Participation in
     joint venture                          9,792          8,612
                                        ---------      ---------
NET INCOME                                100,908        109,412
                                        =========      =========






     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
          For the three months ended March 31, 1998 and
                the year ended December 31, 1997
                                     UNAUDITED

                            Limited        General
                            Partners       Partners      Total
                            --------       --------      -----
Balance, January 1, 1997    6,977,759      (110,645)    6,867,114

Net Income                    438,586       135,486       574,072

Cash Distributions paid      (471,986)      (24,841)     (496,827)
                           -----------    ----------   -----------
Balance, December 31, 1997  6,944,359             0     6,944,359
                           -----------    ----------   -----------
Net Income                     95,863         5,045       100,908

Cash Distributions paid      (125,000)            0      (125,000)
                           -----------    ----------   -----------
BALANCE, March 31, 1998     6,915,222         5,045     6,920,267
                           ==========    ============  ==========














     The accompanying notes are an integral part of these statements.

                                 I-3





           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
          For the three months ended March 31, 1998 and 1997
                                              UNAUDITED
                                    3 Months             3 Months
                                     ended                ended
                                    MARCH 31,            MARCH 31,
                                      1998                 1997
                                   -----------          -----------
Cash Flows from
 operating activities:
Net income                             100,908            109,412
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense             63,807             53,692
     Participation in income
       from joint venture               (9,792)            (8,612)
Increase (decrease) in assets:
     Rents receivable                    2,319                853
     Other assets                       (5,018)               188
Increase (decrease) in liabilities:
     Accounts payable and
        accrued liabilities              5,085            (36,988)
     Deferred rents                     (5,466)             1,496
     Tenant security deposits              630              6,868
                                       --------           --------
Net Cash Provided by
 Operating Activities:                 152,473            126,909

Cash flows from investing
 activities:
     Distributions from joint venture   18,437             11,062
     Purchases of property and
       equipment                        (4,503)                0
 Net Cash Provided (Used) for         ---------          ---------
  Investing Activities:                  13,934            11,062











                                 I-4

Cash flows from financing
 activities:
 Cash distributions                  (125,000)            (116,835)
 Payments on Notes Payable             (2,475)              (2,366)
                                    ----------           ----------
Net Cash Provided by
  Financing Activities               (127,475)            (119,201)

Net Increase (Decrease)
 in Cash                               38,932               18,770
                                    ----------           ----------
Cash Balance at
 Beginning of Period                1,694,720              430,686
                                    ----------           ----------
Cash Balance at End of Period       1,733,652              449,456
                                   ===========           ==========






























    The accompanying notes are an integral part of these statements.

                     RAL INCOME + EQUITY GROWTH V
                          LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Income + Equity Growth V Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1997. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership.

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

Net cash flow from operating activities for the three months ended March 31 was $152,473 in 1998 and $126,909 in 1997. Cash flow has increased in large part due to decreased repair and maintenance expense at the Partnership's Madison, Wisconsin apartment complex and a $22,000 increase in investment income.

As of March 31, 1998, the Partnership had cash of approximately $1,734,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $226,000.

A distribution of cash flow from operations totaling approximately $125,000 was made to the Limited Partners in March, 1998. The total amount distributed to the Limited Partners in 1997 was approximately $472,000.

Results of Operations:

Gross revenues for the three months ended March 31 were $284,983 in 1998 and $315,408 in 1997. Cash operating expenses for the three months ended March 31, 1998 were $130,060 compared to $160,916 in 1997. The decrease in gross revenues and cash operating expenses is primarly due to the sale of Forest Downs Apartments in December 1997 which had generated gross revenues of approximately $61,000 and cash expenses of $22,000 during the three months ended March 31, 1997. The reduction in gross revenues was partially offset by an increase in interest income of $22,000.

Net income for the three months ended March 31, 1998 was $100,908 compared to $109,412 in 1997.

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the three months ended March 31, 1998 and calendar year 1997:
                                   3 Months ended
                                   March 31, 1998      1997
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               92%            91%

     2.   Cedar Crossing Apartments     100%            97%

     3.   Camelot Mobile Home Park       98%            98%

     4.   Muir Heights Apartments        86%            85%



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

Subsequent Events

On April 1, 1998 the Partnership sold Muir Heights Apartments for $3,200,000 to the original developers to settle the Partnership's lawsuit against the developer. In May, the Partnership was notified by Champion Auto, its tenant in Ashwaubenon, that it is declaring bankruptcy.



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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  May 13, 1998                     Robert A. Long
                                        ---------------------------
                                        Robert A. Long
                                        General Partner