Form 10-Q
period 1998-06-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1998-08-12
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                          June 30, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
              JUNE 30, 1998 AND DECEMBER 31, 1997
                                         UNAUDITED    AUDITED
                                          JUNE 30,   DECEMBER 31,
         ASSETS                            1998         1997
         ------                         ----------   ------------
Cash                                     1,574,450    1,694,720
Note receivable                             13,721       10,113
Rents receivable                           142,500      142,500
Investment in joint venture                403,490      402,830
Other assets                                 9,181          564
Investment properties, net of
accumulated depreciation of
$760,938 in 1998 and $1,400,882
in 1997                                  2,774,121    4,995,981
Deferred charges                            41,258       25,272
                                        ----------   ----------
TOTAL ASSETS                             4,958,721    7,271,980
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses       78,004      132,980
Security deposits                           48,080       83,684
Deferred rent                                6,090        9,742
Mortgage payable                            96,259      101,215
                                        ----------   ----------
TOTAL LIABILITIES                          228,433      327,621

General partners' capital                   45,546            0
Limited partners' capital                4,684,742    6,944,359
                                        ----------  -----------
Partners' capital                        4,730,288    6,944,359

TOTAL LIABILITIES AND
PARTNER CAPITAL                          4,958,721    7,271,980
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                              I-1


                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
  For three months and six months ended June 30, 1998 and 1997
                                         UNAUDITED

                          3 Months  6 Months  3 Months  6 Months
                           ended     ended     ended     ended
                          JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                           1998      1998      1997      1997
                         ---------  --------  --------  --------
REVENUE:
  Rental income            150,801   405,146   304,606   606,105
  Interest income           43,658    69,631     5,204    10,070
  Gain on sale of assets   857,961   857,961       300       300
  Other income               4,713     9,378     8,560    17,603
                           -------   -------   -------   -------
                         1,057,133 1,342,116   318,670   634,078

OPERATING EXPENSES:
  Property operation,
  maintenance, and
  admin. expenses           94,934   212,495   188,367   334,169

  Management fees            7,322    19,821    15,238    30,352

  Depreciation and
  amortization              22,582    86,389    54,110   107,802
                           -------   -------   -------   -------
  Total expenses           124,838   318,705   257,715   472,323
                           -------   -------   -------   -------
  Net income before
  participation in
  joint venture            932,295 1,023,411    60,955   161,755
                           ------- ---------   -------   -------
  Participation in
  joint venture              9,305    19,097     7,998    16,610
                           -------   -------   -------   -------
NET INCOME                 941,600 1,042,508    68,953   178,365
                           ======= =========   =======   =======



     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
           For the six months ended June 30, 1998 and
                the year ended December 31, 1997
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1997    6,977,759    (110,645)    6,867,114

Net Income                    438,586     135,486       574,072

Cash Distributions paid      (471,986)    (24,841)     (496,827)
                           -----------  ----------   -----------
Balance, December 31, 1997  6,944,359           0     6,944,359
                           -----------  ----------   -----------
Net Income                    990,383      52,125     1,042,508

Cash Distributions paid    (3,250,000)     (6,579)   (3,256,579)
                           -----------  ----------   -----------
BALANCE, June 30, 1998      4,684,742      45,546     4,730,288
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





                                 I-3


           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
           For the six months ended June 30, 1998 and 1997
                                           UNAUDITED
                                    6 Months      6 Months
                                     ended         ended
                                    June 30,       June 30,
                                      1998          1997
                                   -----------   -----------
Cash Flows from
 operating activities:
Net income                           1,042,508     178,365
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense             86,389     107,802
     Participation in income
       from joint venture              (19,097)    (16,610)
     Gain on sale of assets           (857,961)       (300)
(Increase) decrease in assets:
     Rents receivable                   (3,608)     (2,471)
     Other assets                      (24,727)        188
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (58,628)    (20,769)
     Tenant security deposits          (35,604)      5,210
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 129,272     251,415

Cash flows from investing
 activities:
     Distributions from joint venture   18,437      22,124
     Purchases of property and
       equipment                        (9,719)     (4,474)
     Proceeds from sale of assets    3,003,275         300
 Net Cash Provided by                ----------  ---------
  Investing Activities:              3,011,993      17,950











                                 I-4



Cash flows from financing
 activities:
 Cash distributions                 (3,256,579)   (233,670)
 Payments on notes payable              (4,956)     (4,726)
                                     ----------   ---------
Net Cash Used by
  Financing Activities              (3,261,535)   (238,396)

Net Increase (Decrease)
 in Cash                              (120,270)     30,969
                                     ----------   ---------
Cash Balance at
 Beginning of Period                 1,694,720     430,686
                                     ----------   ---------
Cash Balance at End of Period        1,574,450     461,655
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

The Partnership originally purchased six income-producing properties. In December 1997 the Partnership sold an apartment complex known as Forest Downs. In April 1998 the Partnership sold Muir Heights Apartments to the original developers to settle the Partnership's lawsuit against the developer.

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

Net cash flow from operating activities for the six months ended June 30 was $129,272 in 1998 and $251,415 in 1997.
Cash flow declined in large part due to the sale of the apartment complexes in December 1997 and April 1998.













                                I-7


As of June 30, 1998, the Partnership had cash of approximately $1,574,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $132,000.

A cash distribution of $3,125,000 consisting of $125,000 from operations and $3,000,000 from sales proceeds was made to the Limited Partners in May, 1998. The total amount distributed to the Limited Partners in 1997 was approximately $472,000.

Results of Operations:

Gross revenues for the six months ended June 30 were $1,342,116 in 1998 and $634,078 in 1997. The increase in gross revenues is due to the gain reported on the sale of Muir Heights in April 1998. Otherwise gross income would have decreased by approximately $200,000 as a result of the sale of the two apartment complexes. Cash operating expenses for the six months ended June 30, 1998 were $232,316 compared to $364,521 in 1997. The decrease in operating expenditures is due to a number of factors. First, as mentioned above, the two apartment complesxes were sold. Second, maintenance and repair costs at Camelot Mobile Home Park decreased by $17,000.

Net income for the six months ended June 30, 1998 was $1,042,508 compared to $178,365 in 1997.


























                                 I-8

The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the six months ended June 30, 1998 and calendar year 1997:
                                   6 Months ended
                                    June 30, 1998      1997
                                   --------------      ----
     1.   Evergreen Estates
          Mobile Home Park               95%            91%

     2.   Cedar Crossing Apartments     100%            97%

     3.   Camelot Mobile Home Park       99%            98%



In May 1998, the Partnership was notified by Champion Auto, its tenant in Ashwaubenon, Wisconsin, that it is declaring bankruptcy. Rent is currently being paid by the bankruptcy trustee.


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

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  August 6, 1998                   Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner