Form 10-Q/A
period 1998-03-31
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1998-09-01
CIK 832310

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q/A

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


                        RAL INCOME + EQUITY GROWTH V
                             LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

   Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Income + Equity Growth V Limited Partnership is omitting its footnote disclosure, other than the disclosure of subsequent events below. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1997. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on the Partnership.

   In the opinion of management, the unaudited interim financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.

   Subsequent Events.

   On April 1, 1998, the Partnership sold the Muir Heights Apartments for $3,200,000 to the original developers to settle the Partnership's lawsuit against such developers. The Partnership realized a gain of $857,961 as a result of such sale.

   In May 1998, the Partnership was notified by Champion Auto, its tenant in Ashwaubenon, Wisconsin, that it is declaring bankruptcy.

   The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary consent solicitation documents, approval of the limited partners and the receipt of an acceptable fairness opinion.

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

   Results of Operations:

   Gross revenues for the three months ended March 31 were $284,983 in 1998 and $315,408 in 1997. Cash operating expenses for the three months ended March 31, 1998 were $130,060 compared to $160,916 in 1997. The decrease in gross revenues and cash operating expenses is primarily due to the sale of Forest Downs Apartments in December 1997 which had generated gross revenues of approximately $61,000 and cash expenses of $22,000 during the three months ended March 31, 1997. The reduction in gross revenues was partially offset by an increase in interest income of $22,000.

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

   Subsequent Events

   On April 1, 1998 the Partnership sold Muir Heights Apartments for $3,200,000 to the original developers to settle the Partnership's lawsuit against the developer. In May, the Partnership was notified by Champion Auto, its tenant in Ashwaubenon, Wisconsin, that it is declaring bankruptcy. Champion is current on all rent and other payments to the Partnership, but has asked for a reduction in its monthly rent, effective September 1, 1998, from $4,425 to $3,800. If the Partnership agrees to such rent reduction, or if Champion ceases to be a tenant under the current lease, the Partnership's revenues will be accordingly reduced.


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

              RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                               (Registrant)

   Date:  August 31, 1998                  Robert A. Long
                                           ---------------------------
                                           Robert A. Long
                                           General Partner


                                  EXHIBIT INDEX

   Exhibit No.         Description

      27.1             Financial Data Schedule