Form 10-Q
period 1998-09-30
RAL INCOME PLUS EQUITY GROWTH V LTD PARTNERSHIP
filed 1998-11-13
CIK 832310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended
                      September 30, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                  RAL INCOME + EQUITY GROWTH V
                      LIMITED PARTNERSHIP
                        BALANCE SHEETS
         SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                         UNAUDITED    AUDITED
                                      SEPTEMBER 30, DECEMBER 31,
         ASSETS                            1998         1997
         ------                         ----------   ------------
Cash                                       372,769    1,694,720
Note receivable                            142,500      142,500
Rents receivable                            13,106       10,113
Investment in joint venture                412,163      402,830
Other assets                                14,791          564
Investment properties, net of
accumulated depreciation of
$783,456 in 1998 and $1,400,882
in 1997                                  2,753,009    4,995,981
Deferred charges                            58,441       25,272
                                        ----------   ----------
TOTAL ASSETS                             3,766,779    7,271,980
                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued expenses       88,450      132,980
Security deposits                           49,040       83,684
Deferred rent                                6,470        9,742
Mortgage payable                            93,713      101,215
                                        ----------   ----------
TOTAL LIABILITIES                          237,673      327,621

General partners' capital                   36,737            0
Limited partners' capital                3,492,369    6,944,359
                                        ----------  -----------
Partners' capital                        3,529,106    6,944,359

TOTAL LIABILITIES AND
PARTNER CAPITAL                          3,766,779    7,271,980
                                        ==========   ==========


   The accompanying notes are an integral part of these statements.




                              I-1


                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

                     Statement of Operations
For three months and nine months ended September 30, 1998 and 1997
                                         UNAUDITED

                          3 Months  9 Months  3 Months  9 Months
                           ended     ended     ended     ended
                         SEPT. 30, SEPT. 30, SEPT. 30, SEPT. 30,
                           1998      1998      1997      1997
                         ---------  --------  --------  --------
REVENUE:
     Rental income         149,000   554,146   304,956   911,061
     Interest income        15,463    85,094     5,098    15,168
     Gain on sale of assets (3,625)  854,336         0       300
     Other income            1,799    11,177     9,076    26,679
                           ------- ---------   -------   -------
                           162,637 1,504,753   319,130   953,208

OPERATING EXPENSES:
     Property operation,
     maintenance, and
     admin. expenses        80,980   293,475   165,897   500,066

     Management fees         7,089    26,910    15,508    45,860

     Depreciation and
     amortization           22,581   108,970    53,894   161,696
                           -------   -------   -------   -------
     Total expenses        110,650   429,355   235,299   707,622
                           -------   -------   -------   -------
     Net income before
     participation in
     joint venture          51,987 1,075,398    83,831   245,586
                           ------- ---------   -------   -------
     Participation in
     joint venture           8,673    27,770     9,765    26,375
                           ------- ---------   -------   -------
NET INCOME                  60,660 1,103,168    93,596   271,961
                           ======= =========   =======   =======



     The accompanying notes are an integral part of these statements.

                              I-2

                  RAL INCOME + EQUITY GROWTH V
                       LIMITED PARTNERSHIP

           Statements of Changes in Partners' Capital
       For the nine months ended September 30, 1998 and
                the year ended December 31, 1997
                                     UNAUDITED

                            Limited      General
                            Partners     Partners      Total
                            --------     --------      -----
Balance, January 1, 1997    6,977,759    (110,645)    6,867,114

Net Income                    438,586     135,486       574,072

Cash Distributions paid      (471,986)    (24,841)     (496,827)
                           -----------  ----------   -----------
Balance, December 31, 1997  6,944,359           0     6,944,359
                           -----------  ----------   -----------
Net Income                  1,048,010      55,158     1,103,168

Cash Distributions paid    (4,500,000)    (18,421)   (4,518,421)
                           -----------  ----------   -----------
BALANCE, September 30, 1998 3,492,369      36,737     3,529,106
                           ==========   ==========   ==========














     The accompanying notes are an integral part of these statements.





                                 I-3


           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
        For the nine months ended September 30, 1998 and 1997
                                           UNAUDITED
                                   9 Months      9 Months
                                    ended         ended
                                 September 30,  September 30,
                                     1998          1997
                                  -----------   -----------
Cash Flows from
 operating activities:
Net income                           1,103,168     271,961
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
       amortization expense            108,970     161,696
     Participation in income
       from joint venture              (27,770)    (26,375)
     Gain on sale of assets           (854,336)       (300)
(Increase) decrease in assets:
     Rents receivable                   (2,993)     (1,829)
     Other assets                      (47,583)       (376)
Increase (decrease) in liabilities:
     Accounts payable and
       accrued liabilities             (47,802)    (48,653)
     Tenant security deposits          (34,644)      7,384
                                       --------    --------
Net Cash Provided by
 Operating Activities:                 197,010     363,508

Cash flows from investing
 activities:
     Distributions from joint venture   18,437      29,498
     Purchases of property and
       equipment                       (11,125)     (4,474)
     Proceeds from sale of assets    2,999,650         300
 Net Cash Used for                   ----------  ---------
  Investing Activities:              3,006,962      25,324










                                 I-4



Cash flows from financing
 activities:
 Cash distributions                 (4,518,421)   (364,511)
 Payments on notes payable              (7,502)     (7,084)
                                     ----------   ---------
Net Cash used for
  Financing Activities              (4,525,923)   (371,595)

Net Increase (Decrease)
 in Cash                            (1,321,951)     17,237
                                     ----------   ---------
Cash Balance at
 Beginning of Period                 1,694,720     430,686
                                     ----------   ---------
Cash Balance at End of Period          372,769     447,923
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

The Partnership originally purchased six income-producing properties. In December 1997, the Partnership sold an apartment complex known as Forest Downs. In April 1998, the Partnership sold Muir Heights Apartments to the original developers to settle the Partnership's lawsuit against the developer.

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

Net cash flow from operating activities for the nine months ended September 30 was $197,010 in 1998 and $363,508 in 1997.
The decline in cash flow was principally due to the sale of the apartment complexes in December 1997 and April 1998.

As of September 30, 1998, the Partnership had cash of approximately $373,000 representing funds held for investment in property improvements, undistributed cash flow, working capital reserves, and tenant security deposits. Total current liabilities were approximately $238,000.

A distribution of cash flow of $1,250,000 consisting of $125,000 from operations and $1,125,000 from sales proceeds was made to the Limited Partners in August, 1998. The total amount distributed to the Limited Partners in 1997 was approximately $472,000.

Results of Operations:

Gross revenues for the nine months ended September 30 were $1,504,753 in 1998 and $953,208 in 1997. The increase is due to the gain reported on the sale of Muir Heights in April 1998 of $854,000. Otherwise gross income would have decreased by approximately $374,000 as a result of the sale of the two apartment complexes.

Cash operating expenses for the nine months ended September 30, 1998 were $320,385 compared to $545,926 in 1997. The decrease in operating expenditures is due to a number of factors. First, as mentioned above, the two apartment complexes were sold. Second, maintenance and repair costs at Camelot Mobile Home
Park decreased by $17,000.

Net income for the nine months ended September 30, 1998 was $1,103,168 compared to $271,961 in 1997.


The following is a listing of the approximate average physical occupancy rates for the Partnership's residential properties for the nine months ended September 30, 1998 and calendar year 1997:

                                   9 Months ended
                                 September 30, 1998    1997
                                 ------------------    ----
     1.   Evergreen Estates
          Mobile Home Park               93%            91%

     2.   Cedar Crossing Apartments      99%            97%

     3.   Camelot Mobile Home Park       99%            98%




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


Subsequent Event:

On October 26, 1998, the Partnership sold all of its properties for $3,428,000. The Partnership intends to distribute the net proceeds from the sale and dissolve the Partnership by December 31, 1998.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           RAL INCOME + EQUITY GROWTH V LIMITED PARTNERSHIP
                            (Registrant)

Date:  November 10, 1998                Robert A. Long
                                        -----------------
                                        Robert A. Long
                                        General Partner